Form 10-K/A
period 2019-09-27
SKYWORKS SOLUTIONS, INC.
filed 2020-01-27
CIK 4127

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter March 29, 2019) was approximately $14.2 billion. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of January 20, 2020, was 170,155,181.

EXPLANATORY NOTE

This Amendment No. 1 amends Skyworks Solutions, Inc.’s (“Skyworks” or the “Company”) Annual Report on Form 10-K for the year ended September 27, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on November 14, 2019 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2020 Annual Meeting of Stockholders is scheduled for May 6, 2020, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth for each director and executive officer of the Company his or her position with the Company as of January 20, 2020:

Name	Title
David J. Aldrich	Chairman of the Board
Christine King	Lead Independent Director
Liam K. Griffin	President, Chief Executive Officer and Director
Alan S. Batey	Director
Kevin L. Beebe	Director
Timothy R. Furey	Director
Balakrishnan S. Iyer	Director
David P. McGlade	Director
Robert A. Schriesheim	Director
Kimberly S. Stevenson	Director
Carlos S. Bori	Senior Vice President, Sales and Marketing
Kari A. Durham	Senior Vice President, Human Resources
Kris Sennesael	Senior Vice President and Chief Financial Officer
Robert J. Terry	Senior Vice President, General Counsel and Secretary
Directors
David J. Aldrich, age 62, serves as Chairman of the Board, a position he has held since May 2014. Mr. Aldrich also served as Executive Chairman from May 2016 to May 2018, Chief Executive Officer from May 2014 to May 2016, and as President and Chief Executive Officer and as a director from April 2000 to May 2014. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1999 to September 1999, he served as Executive Vice President, and from May 1996 to May 1999, he served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer. Mr. Aldrich also serves as a director of Belden Inc. (a publicly traded provider of end-to-end signal transmission solutions) and Acacia Communications, Inc. (a publicly traded provider of high-speed coherent optical interconnect products).
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

Christine King, age 70, has been a director since January 2014 and Lead Independent Director since May 2019. Ms. King served as Executive Chairman of QLogic Corporation (a publicly traded developer of high performance server and storage networking connectivity products) from August 2015 until August 2016, when it was acquired by Cavium, Inc. Previously, she served as a director and as Chief Executive Officer of Standard Microsystems Corporation (a publicly traded developer of silicon-based integrated circuits utilizing analog and mixed-signal technologies) from 2008 until the company’s acquisition in 2012 by Microchip Technology, Inc. Prior to Standard Microsystems, Ms. King was Chief Executive Officer of AMI Semiconductor, Inc., a publicly traded company, from 2001 until it was acquired by ON Semiconductor Corp. in 2008. Ms. King currently serves as a director of IDACORP, Inc. (a publicly traded holding company), and Idaho Power Company (a subsidiary of IDACORP). She previously served as a director of Cirrus Logic, Inc., QLogic Corporation, Analog Devices, Inc., and Atheros Communications, Inc., prior to its acquisition by Qualcomm, Inc.
We believe that Ms. King is qualified to serve as a director because of her extensive management and operational experience in the high tech and semiconductor industries. In particular, through her experience as Executive Chairman of QLogic and as Chief Executive Officer of Standard Microsystems and AMI Semiconductor, as well as her service as a director of other public companies, Ms. King provides the Board of Directors with significant strategic, operational, and financial expertise. She also serves as a designated “audit committee financial expert” for Skyworks’ Audit Committee.
Liam K. Griffin, age 53, is President and Chief Executive Officer and a director of the Company. Prior to his appointment as Chief Executive Officer and to the Board of Directors in May 2016, he had served as President since May 2014. He served as Executive Vice President and Corporate General Manager from November 2012 to May 2014, Executive Vice President and General Manager, High Performance Analog from May 2011 to November 2012, and Senior Vice President, Sales and Marketing from August 2001 to May 2011. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001 and as Vice President of North American Sales from 1995 to 1997. Mr. Griffin also serves as a director of National Instruments Corporation (a publicly traded designer and manufacturer of automated test and measurement systems). He previously served as a director of Vicor Corp. from 2009 to 2019.
We believe that Mr. Griffin is qualified to serve as a director because of his breadth of leadership experience and in-depth understanding of Skyworks’ business gained through serving in several different executive positions at Skyworks over the past 18 years. Mr. Griffin brings to the Board of Directors strong relationships with Skyworks’ key customers, investors, employees, and other stakeholders, as well as a deep understanding of the semiconductor industry and its competitive landscape. His service as a director of National Instruments and his prior service as a director of Vicor give Mr. Griffin added perspective regarding the challenges confronting public technology companies.
Alan S. Batey, age 56, has been a director since August 2019. Mr. Batey served as Executive Vice President and President of North America for General Motors Company (a publicly traded automotive manufacturer), as well as the Global Brand Chief for Chevrolet, a division of General Motors Company, from 2014 until 2019. His career spans more than 39 years with General Motors where he held various senior management positions in operations, marketing, and sales around the world.
We believe that Mr. Batey is qualified to serve as a director given his extensive senior management experience at General Motors, where he developed expertise on a broad set of complex strategic, operational, and technological matters involving the automotive industry, an industry that is expected to be a growth market for the Company. Mr. Batey was identified as a director candidate by a search firm engaged by the Nominating and Corporate Governance Committee.
Kevin L. Beebe, age 60, has been a director since January 2004. Since November 2007, he has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial, and operational advice to private equity investors and management). In 2014, Mr. Beebe became a founding partner of Astra Capital Management (a private equity firm based in Washington, D.C.). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation (a telecommunications services company). Mr. Beebe also serves as a director for SBA Communications Corporation (a publicly traded operator of wireless communications infrastructure in North, Central, and South America) and Frontier Communications Corporation (a publicly traded provider of communications services). He previously served as chairman of the board of directors of NII Holdings, Inc., until December 2019 upon the sale of its sole material asset.
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
Timothy R. Furey, age 61, has been a director since 1998. He has been Chief Executive Officer of MarketBridge (a privately owned digital marketing software and services firm) since 1991. MarketBridge provides digital marketing, predictive analytics, and sales effectiveness solutions to clients that include Fortune 1000 companies in the software, communications, financial services, life sciences, and consumer products sectors. Mr. Furey also serves as Managing Partner of the Technology Marketing Group (which advises and invests in emerging growth companies in the social media, mobile, and marketing automation markets).
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
Balakrishnan S. Iyer, age 63, has been a director since June 2002. He served as Senior Vice President and Chief Financial Officer of Conexant Systems, Inc., from October 1998 to June 2003. Prior to joining Conexant, Mr. Iyer served as Senior Vice President and Chief Financial Officer of VLSI Technology Inc. Mr. Iyer serves on the boards of directors of Power Integrations, Inc. (a publicly traded provider of semiconductor technologies for high-voltage power conversion) and Clarivate Analytics Plc (a publicly traded provider of analytics and research services). He served as a director of Conexant from February 2002 until April 2011, of Life Technologies Corp. from July 2001 until February 2014, when it was acquired by Thermo Fisher Scientific Inc., of IHS Inc. from December 2003 until July 2016, when it completed a merger with Markit Ltd., of QLogic Corporation from June 2003 until August 2016, when it was acquired by Cavium, Inc., of IHS Markit Ltd. from July 2016 until April 2019, and of Churchill Capital Corp. from September 2018 until May 2019, when it completed a merger with Clarivate Analytics.
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
David P. McGlade, age 59, has been a director since February 2005. He serves as Chairman of the Board of Intelsat S.A. (a publicly traded worldwide provider of satellite communication services), a position he has held since April 2013. Mr. McGlade served as Executive Chairman of Intelsat from April 2015 to March 2018, prior to which he served as Chairman and Chief Executive Officer. Mr. McGlade joined Intelsat in April 2005 and was the Deputy Chairman of Intelsat from August 2008 until April 2013. Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005.
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
Robert A. Schriesheim, age 59, has been a director since May 2006. He currently serves as chairman of Truax Partners LLC (a consulting firm). He served as Executive Vice President and Chief Financial Officer of Sears Holdings Corporation (a publicly traded nationwide retailer) from August 2011 to October 2016. From January 2010 to October 2010, Mr. Schriesheim was Chief Financial Officer of Hewitt Associates, Inc. (a global human resources consulting and outsourcing company that was acquired by Aon Corporation). From October 2006 until December 2009, he was the Executive Vice President and Chief Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider). Mr. Schriesheim currently serves as a director of Frontier Communications Corporation (a publicly traded provider of communications services) and Houlihan Lokey, Inc. (a publicly traded financial services firm). He previously served as a director of Lawson Software, until its sale in July 2011, of Forest City Realty Trust, until its sale in December 2018, and of NII Holdings, Inc., until December 2019 upon the sale of its sole material asset.
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

Kimberly S. Stevenson, age 57, has been a director since July 2018. In February 2019, she became a venture partner at RIDGE-LANE Limited Partners (a strategic advisory and venture development firm). Previously, Ms. Stevenson served as Senior Vice President and General Manager, Data Center Products and Solutions, at Lenovo Group Ltd. (a publicly traded manufacturer of personal computers, data center equipment, smartphones, and tablets) from May 2017 to October 2018. From September 2009 to February 2017, she served as a Corporate Vice President at Intel Corporation (a publicly traded semiconductor designer and manufacturer), holding various positions including Chief Operating Officer for the Client and Internet of Things Businesses and Systems Architecture Group from September 2016 to February 2017, Chief Information Officer from February 2012 to August 2016, and General Manager, IT Operations and Services, from September 2009 to January 2012. Ms. Stevenson currently serves as a director of Boston Private Financial Holdings, Inc. (a publicly traded wealth management company). She previously served as a director of Riverbed Technology, Inc. (a publicly traded hardware and software developer), prior to its being taken private in 2015.
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
In addition to the information presented above regarding each director’s specific experience, qualifications, attributes and skills that led our Board of Directors to conclude that he or she should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty and adherence to high ethical standards. They have each demonstrated business acumen, an ability to exercise sound judgment, and a commitment of service to Skyworks. Each of our directors will serve until the 2020 Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal.
Executive Officers (other than the Chief Executive Officer)
Carlos S. Bori, age 49, joined the Company in July 2013 and has served as Senior Vice President, Sales and Marketing, since November 2017. He served as Vice President, Sales and Marketing, from May 2016 to November 2017 and as Vice President, Marketing, from July 2013 to May 2016. Previously, he spent more than 18 years with Beacon Electronic Associates (a North American independent representative of semiconductor manufacturers), serving as its President from 2004 to 2013.
Kari Durham, age 51, joined the Company in April 2018 and is Senior Vice President, Human Resources. Previously, Ms. Durham served as Senior Vice President, Human Resources and General Affairs for Goodman Global Group, Inc. (an HVAC manufacturing and distribution company) from September 2010 to April 2018. Earlier, she held multiple senior human resources positions with Dell Inc. (a computer retailer) from October 2007 to September 2010, prior to which she held human resources positions at Flextronics International Ltd., Solectron Corporation, and UT-Battelle, LLC.
Kris Sennesael, age 51, joined the Company in August 2016 and is Senior Vice President and Chief Financial Officer. Previously, Mr. Sennesael served as Chief Financial Officer for Enphase Energy, Inc. (a semiconductor-based renewable energy solutions provider), from September 2012 to August 2016. Earlier, he served as Chief Financial Officer for Standard Microsystems Corporation (a global fabless semiconductor company) from January 2009 to August 2012, prior to which he held financial positions at ON Semiconductor Corp., AMI Semiconductor, Inc., and Alcatel Microelectronics.
Robert J. Terry, age 53, joined the Company in 2003 and has served as Senior Vice President, General Counsel and Secretary since November 2017. He previously served as Vice President, General Counsel and Secretary from November 2016 to November 2017 and as Vice President, Associate General Counsel and Assistant Secretary from June 2011 to November 2016. Before joining Skyworks, he served as General Counsel and Secretary for Day Software, Inc. (an enterprise content management software company), from July 2001 to February 2003. Prior to joining Day Software, Mr. Terry was in private practice, focusing on corporate and securities matters, mergers and acquisitions, and general business litigation.
Audit Committee
We have established an Audit Committee consisting of the following individuals, each of whom qualifies as independent within the meaning of the applicable Listing Rules of the Nasdaq Stock Market LLC (the “Nasdaq Rules”) and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (“Exchange Act”): Balakrishnan S. Iyer (Chairman), Timothy R. Furey, Christine King, and David P. McGlade. The Board of Directors has determined that each of Mr. Iyer (Chairman), Ms. King, and Mr. McGlade meets the qualifications of an “audit committee financial expert” under SEC Rules and the qualifications of “financial sophistication” under the applicable Nasdaq Rules.

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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our equity securities to file reports of holdings and transactions in securities of Skyworks with the SEC. Based solely on a review of Forms 3, 4, and 5 and any amendments thereto furnished to us, and written representations provided to us, with respect to our fiscal year ended September 27, 2019 (“fiscal year 2019”), we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and beneficial owners of more than 10% of the Company’s common stock with respect to such fiscal year were timely made, with the exception of two late Form 4 filings made by Mr. Furey: the first on June 18, 2019, to report a transaction dated as of June 13, 2019, and the second on September 17, 2019, to report a transaction dated as of September 12, 2019.

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer, and our three next most highly paid executive officers during fiscal year 2019 as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.” For fiscal year 2019, our Named Executive Officers were:

•	Liam K. Griffin, President and Chief Executive Officer;

•	Kris Sennesael, Senior Vice President and Chief Financial Officer;

•	Carlos S. Bori, Senior Vice President, Sales and Marketing;

•	Robert J. Terry, Senior Vice President, General Counsel and Secretary; and

•	Peter L. Gammel, Former Chief Technology Officer (retired as Chief Technology Officer and as an executive officer effective as of November 19, 2019).
Response to Stockholder Vote on Executive Compensation at 2019 Annual Meeting
At our 2019 Annual Meeting of Stockholders, approximately 72% of the votes cast approved our “Say-on-Pay” proposal—the annual advisory vote regarding the compensation of the Company’s named executive officers. Although we understood this to mean that stockholders generally approved of our compensation policies and determinations in 2019, we also noted that ISS recommended a vote against our Say-on-Pay proposal and that our proposal received lower stockholder support than in prior years.
In response to these voting results, we engaged in formal stockholder outreach following the 2019 Annual Meeting, soliciting feedback from our top 25 institutional stockholders (not including brokerage firms and quantitative funds who have previously indicated that they do not engage in individual conversations with companies) representing approximately 54% of the Company’s shares outstanding, including a significant portion of those stockholders who we believed had voted “against” the 2019 Say-on-Pay proposal. Stockholders told us that they appreciated the opportunity to engage with management, and conversations covered a variety of governance and compensation-related topics. During our conversations, most of these institutional stockholders expressed approval of the Company’s strategy, performance, and management, as well as support for the Company’s compensation policies, plan designs, and performance metrics. However, nearly all of the stockholders who had voted against the Say-on-Pay proposal, as well as several of the stockholders who had supported the proposal, indicated a strong preference that the Company provide additional disclosure regarding its performance metrics and achievement against those metrics. Some of the stockholders also noted that their votes had been influenced by ISS’s report which recommended against the Say-on-Pay proposal and highlighted concerns about our disclosure of performance metrics and achievement.
After considering this input from our stockholders and reviewing the disclosure of several of our peer companies, the Company has enhanced its disclosure of performance metrics and achievement, providing additional quantitative disclosure regarding our short-term and long-term incentive award programs.
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

•	ensuring that our executive compensation program is competitive with a group of companies in the semiconductor industry with which we compete for executive talent;

•	providing a base salary that serves as the foundation of a compensation package that attracts and retains the executive talent needed to achieve our business objectives;

•	providing short-term variable compensation that motivates executives and rewards them for achieving Company financial performance targets;

•	providing long-term stock-based compensation that aligns the interest of our executives with stockholders by rewarding them for long-term increases in stockholder value; and

•	ensuring that our executive compensation program is perceived as fundamentally fair to our employees.
Retention of Compensation Consultant
The Compensation Committee has engaged Aon/Radford Consulting (“Aon/Radford”) to assist in determining the components and amount of executive compensation. Aon/Radford reports directly to the Compensation Committee, through its chairman, and the Compensation Committee retains the right to terminate or replace the consultant at any time. The consultant advises the Compensation Committee on such compensation matters as are requested by the Compensation Committee. The Compensation Committee considers the consultant’s advice on such matters in addition to any other information or factors it considers relevant in making its compensation determinations. In fiscal year 2019, Aon/Radford received $188,430 for survey data and compensation consulting services to the Compensation Committee.
The Compensation Committee has considered the relationships that Aon/Radford has with the Company, the members of the Compensation Committee and our executive officers, as well as the policies that Aon/Radford has in place to maintain its independence and objectivity, and has determined that Aon/Radford’s work for the Compensation Committee has not raised any conflicts of interest. Company management has separately engaged Aon Risk Solutions, an affiliate of Aon/Radford, for risk management and insurance brokerage services. The Company paid $259,925 to Aon Risk Solutions in fiscal year 2019 for those services. Additionally, Company management has engaged certain affiliates of Aon/Radford in various jurisdictions for consulting and brokerage services unrelated to executive compensation and benefits, for which the Company paid a total of $23,904 in fiscal year 2019. The Company’s management did not seek the Compensation Committee’s approval for such engagements with affiliates of Aon/Radford.
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

Establishment of Comparator Group Data
In determining compensation for each of the Named Executive Officers, the committee utilizes “Comparator Group” data for each position. For fiscal year 2019, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon/Radford survey data of 14 semiconductor companies (where sufficient data was not available in the Aon/Radford semiconductor survey data for a given executive position, the Comparator Group data also included survey data regarding high-technology companies), and (ii) the “peer” group data for 16 publicly traded semiconductor companies with which the Company competes for executive talent:

*Advanced Micro Devices	*KLA-Tencor	*Microchip Technology	*Qorvo
*Analog Devices	*Lam Research	*Micron Technology	*QUALCOMM
*Applied Materials	*Marvell Technology	*NVIDIA	*Texas Instruments
*Broadcom Limited	*Maxim Integrated Products	*ON Semiconductor	*Xilinx
Use of Comparator Group Data
The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and other Named Executive Officers with the components and amounts of compensation provided to their counterparts in the Comparator Group and uses this comparison data as a guideline in its review and determination of base salaries, short-term incentives, and long-term stock-based compensation awards, as discussed in further detail below under “Components of Compensation.” In addition, in setting fiscal year 2019 compensation, the Compensation Committee sought and received input from Aon/Radford regarding the base salaries for the Chief Executive Officer and each of the other executive officers, the incentive targets relating to the short-term incentive program for executive officers, and the individual stock-based compensation awards for executive officers, as well as the related vesting schedules. After reviewing the data and considering the input, the Compensation Committee established (and the full Board of Directors was advised of) the base salary, short-term incentive target, and long-term stock-based compensation award for each Named Executive Officer.
In determining the compensation of our Chief Executive Officer for fiscal year 2019, the Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining a chief executive officer with the strategic, financial, and leadership skills necessary to ensure our continued growth and success, (iii) our Chief Executive Officer’s role relative to the other Named Executive Officers, (iv) input from the full Board of Directors on our Chief Executive Officer’s performance, and (v) the length of our Chief Executive Officer’s service to the Company. Aon/Radford advised the Compensation Committee that the base salary, short-term incentive target opportunity, performance metrics, and equity-based compensation established by the Compensation Committee for fiscal year 2019 were competitive for chief executive officers leading companies of similar size and complexity in the semiconductor industry. Our Chief Executive Officer was not present during the voting or deliberations of the Compensation Committee concerning his compensation. As stated above, however, the Compensation Committee did consider the recommendations of the Chief Executive Officer regarding the compensation of the other Named Executive Officers and each of his other direct reports.

Components of Compensation
The key elements of compensation for our Named Executive Officers are base salary, short-term incentives, long-term stock-based incentives, and health and welfare benefits. For fiscal year 2019, the Compensation Committee sought to make decisions regarding each Named Executive Officer’s base salary, short-term incentive opportunity, and long-term stock-based incentive award that were competitive within the Comparator Group, with consideration given to the executive’s role, responsibility, performance, and length of service. Consistent with our objective of having compensation programs that are considered fair to our employees, the Named Executive Officers are eligible to participate in the Company’s medical, dental, vision, insurance, and retirement plans under the same terms as such benefits are offered to other benefits-eligible employees.
Base Salary
Base salaries provide our executive officers with a degree of financial certainty and stability in order to attract and retain their services in a competitive market. The Compensation Committee determines a competitive base salary for each executive officer using the Comparator Group data and input provided by Aon/Radford. In order to provide flexibility in consideration of differences in individual executives’ scope of responsibilities, length of service, and performance, the Compensation Committee did not target a specific percentile of the Comparator Group for executive officer salaries; however, the salaries of the executive officers were generally near the median of the Comparator Group. The base salary for fiscal year 2019 for each Named Executive Officer, as reflected in the table below, increased on average 6.9% from the Named Executive Officer’s base salary in fiscal year 2018, with increases ranging from 2.0% to 8.9%. Salary increases were based on the market-based salary adjustments recommended by Aon/Radford as well as recommendations by the Chief Executive Officer.

	FY2019 Base Salary ($)	FY2018 Base Salary ($)
Liam K. Griffin	980,000	900,000
Kris Sennesael	500,000	460,000
Carlos Bori	431,000	403,000
Robert J. Terry	446,000	413,000
Peter L. Gammel	410,000	402,000

Short-Term Incentives
Overview
Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee. For fiscal year 2019, the Compensation Committee adopted the Fiscal Year 2019 Executive Incentive Plan (the “Incentive Plan”). The Incentive Plan established short-term incentive awards for fiscal year 2019 for certain officers of the Company, including the Named Executive Officers, based on the Company’s achievement of corporate performance goals established at the beginning of the fiscal year. Short-term incentive compensation is intended to motivate and reward executives by tying a significant portion of their total cash compensation to the Company’s achievement of pre-established performance goals that are generally one year or less in duration. Pursuant to the Incentive Plan, the Compensation Committee set a range of short-term incentive compensation that could be earned by each executive officer based on the Comparator Group data, which is expressed as a percentage of the executive officer’s base salary and which corresponds to the level of achievement of the performance goals.
Incentive Opportunities
For each executive officer, short-term incentive compensation at the “target” level is designed to be near the median short-term incentive compensation of the Comparator Group. After reviewing Comparator Group data, the Compensation Committee increased the target incentive, as a percentage of base salary, for the Chief Financial Officer from 90% for fiscal year 2018 to 100% for fiscal year 2019, and for the Named Executive Officers other than the Chief Executive Officer and Chief Financial Officer from 70% for fiscal year 2018 to 80% for fiscal year 2019. The target incentive, as a percentage of base salary, for the Chief Executive Officer was not increased.
The following table shows the range of short-term incentive compensation that each Named Executive Officer could earn in fiscal year 2019 as a percentage of such executive officer’s annual base salary.

	Threshold	Target	Maximum
Chief Executive Officer	80%	160%	320%
Chief Financial Officer	50%	100%	200%
Other Executive Officers	40%	80%	160%

Performance Goals
In November 2018, the Compensation Committee established performance goals for fiscal year 2019 based on achieving certain revenue and non-GAAP operating income performance metrics. Each of these two performance goals was weighted equally (50% each) toward payments under the Incentive Plan. The non-GAAP operating income performance goal is based on the Company’s publicly disclosed non-GAAP operating income—which is calculated by excluding from GAAP operating income share-based compensation expense; acquisition-related expenses; amortization of acquisition-related intangibles; settlements, gains, losses, and impairments; restructuring-related charges; and certain deferred executive compensation—after accounting for any incentive award payments, including those to be made under the Incentive Plan.
The target level performance goals established by the Compensation Committee under the Incentive Plan are based on the Company’s historical operating results and growth rates as well as the Company’s expected future results and are designed to require significant effort and operational success on the part of our executives and the Company to achieve them. The maximum level performance goals established by the Compensation Committee have historically been difficult to achieve and are designed to represent outstanding performance that the Compensation Committee believes should be rewarded.
The performance goals established under the Incentive Plan for fiscal 2019 were as follows (in millions):

Company Metric	Threshold	Target	Maximum
Revenue	$3,868	$4,000	$4,120
Non-GAAP Operating Income	$1,450	$1,500	$1,555

The Incentive Plan stipulated that any payouts to executives, under either of the performance metrics, were conditioned upon the Company achieving a nominal level of non-GAAP operating income of $1,305 million.
Calculation of Incentive Plan Payments
Following the end of the fiscal year, the Compensation Committee determines the total amount of short-term incentive compensation payable to each executive for such period by comparing the actual level of achievement of each performance goal against the “threshold,” “target,” and “maximum” levels of achievement that it set for that performance goal. Specifically, the Compensation Committee determines the amount of short-term incentive compensation the executive is eligible to receive with respect to each performance goal as follows:

•	If the level of achievement for the performance goal falls below the “threshold” level, then the executive will not earn any short-term incentive compensation with respect to that performance goal.

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

•	If the level of achievement for the performance goal exceeds the “maximum” level, the executive will only earn the amount payable for achievement at the “maximum” level.

Each executive’s payment under the Incentive Plan is calculated by evaluating achievement of each performance goal individually, determining the portion of the total eligible incentive payment earned with respect to each such performance goal, and totaling the resulting amounts. The Compensation Committee retained the discretion to make payments, upon consideration of recommendations by the Chief Executive Officer, even if the threshold performance metrics were not met or if the nominal level of non-GAAP operating income was not met or to make payments in excess of the maximum level if the Company’s performance exceeded the maximum metrics. The Compensation Committee believed it was appropriate to retain this discretion in order to make short-term incentive compensation awards in extraordinary circumstances.
Fiscal Year Results
The Company’s revenue and non-GAAP operating income achieved in fiscal year 2019 were $3,377 million and $1,166 million, respectively, resulting in the Company’s failure to meet either the revenue or non-GAAP operating income goals at the “threshold” level or to meet the nominal level of non-GAAP operating income under the Incentive Plan. These financial results reflected the adverse impact of the U.S.-China trade war (the “Trade War”) during fiscal year 2019. In connection with the Trade War, not only did the Company experience an overall reduction in customer demand for its products, but the U.S. Bureau of Industry and Security of the U.S. Department of Commerce also placed Huawei and certain of its affiliates on the Bureau’s Entity List in May 2019 (the “Huawei Ban”). The Huawei Ban resulted in significantly reduced shipments to, and revenue from, Huawei during the remainder of the fiscal year. The negative effects of the Trade War had not been anticipated by the Compensation Committee when it originally established performance targets for fiscal year 2019.
In November 2019, following the end of the fiscal year, the Compensation Committee determined that the adverse impact of the Trade War (as described above) was outside of management’s control. Given the extraordinary and unexpected nature of such impact, the Compensation Committee waived the condition under the Incentive Plan that the Company achieve a nominal level of non-GAAP operating income and made adjustments to the revenue and non-GAAP operating income metrics of the Incentive Plan. Specifically, after considering a detailed analysis of multiple effects of the Trade War on the Company’s financial results, the Compensation Committee adjusted the Company’s performance metrics, for purposes of calculating payments under the Incentive Plan, to account for $564 million and $285 million in estimated revenue and non-GAAP operating income lost by the Company during fiscal year 2019, respectively, as a result of the Trade War. The Company’s revenue and non-GAAP operating income achieved in fiscal year 2019, under the Incentive Plan as adjusted, equated to achievement of 77.7% and 51.3% of the target level, respectively, and resulted in a payment to each Named Executive Officer equal to 64.5% of the Named Executive Officer’s target incentive.
With respect to the Company’s non-executive incentive plans—which originally had performance goals that were, depending on the business unit, either equivalent to or based on the performance goals established under the Incentive Plan—the Compensation Committee elected in February 2019 to make a downward adjustment to the respective performance goals, in order to account for the initial impacts of the Trade War on the Company’s financial performance. These midyear goal adjustments, together with later adjustments related to the Huawei Ban, resulted in incentive payments to non-executive employees equal to, on average, 78% of the employees’ target incentives. The Incentive Plan awards paid to the Named Executive Officers were lower, as a percentage of the target incentive, than the average short-term incentive awards paid to non-executive employees of the Company for fiscal year 2019.
Long-Term Stock-Based Compensation
Overview
The Compensation Committee generally makes long-term stock-based compensation awards to executive officers on an annual basis. Long-term stock-based compensation awards are intended to align the interests of our executive officers with those of our stockholders and to reward our executive officers for increases in stockholder value over periods of time greater than one year. It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a prescheduled Compensation Committee meeting. For fiscal year 2019, the Compensation Committee made awards to each of the Named Executive Officers on November 6, 2018, at a regularly scheduled Compensation Committee meeting.
Fiscal Year 2019 Stock-Based Compensation Awards
In making annual stock-based compensation awards to executive officers for fiscal year 2019, the Compensation Committee first reviewed the Comparator Group grant data by executive position. The Compensation Committee used that data to determine a dollar value equivalent for the long-term equity-based award for each executive officer, targeting awards for fiscal year 2019 that were competitive within the Comparator Group. After setting award levels by position and evaluating the Company’s business needs for the attraction and retention of executives and employees as well as internal and external circumstances impacting the Company and its employees, the Compensation Committee also reviewed the Comparator Group data to set the aggregate number of shares of the Company’s common stock that would be made available for annual equity awards to eligible employees of the Company, as a percentage of the total number of the outstanding shares of the Company’s common stock.
Sixty percent (60%) of the dollar equivalent value of each executive officer’s long-term equity-based award served as the basis for determining a number of performance share awards (“PSAs”) to award to the executive using the fair market value of the Company’s common stock on the date of such award and an assumption that the Company would achieve the “target” level of performance required to earn the PSA. The remaining forty percent (40%) of the dollar value equivalent served as the basis for determining a number of restricted stock units (“RSUs”) to award to the executive using the fair market value of the Company’s common stock on the date of such award. The Compensation Committee’s rationale for awarding PSAs is to further align the executive’s interest with those of the Company’s stockholders by using equity awards that will vest only if the Company achieves pre-established performance metrics, and we believe the Compensation Committee’s decision to award a portion of the PSAs subject to a performance metric measured over a three-year performance period more closely aligns the executive’s interests with those of the Company’s stockholders.
FY19 PSAs
The PSAs granted on November 6, 2018 (the “FY19 PSAs”), have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award.
The “performance” condition of the FY19 PSAs compares the non-GAAP EBITDA growth achieved (with respect to 50% of the shares underlying the PSA award) and the total stockholder return, or TSR, percentile ranking achieved with respect to our peer group (with respect to the other 50% of the shares underlying the PSA award) during the applicable performance period against a range of pre-established targets, as follows:

Company Metric	Threshold	Target	Maximum
1-year Non-GAAP EBITDA Growth (%)	0.0%	3.3%	7.1%
3-year TSR Percentile Ranking	40th	50th	90th

The performance period with respect to the non-GAAP EBITDA growth metric was the Company’s fiscal year 2019 and the performance period with respect to the TSR percentile ranking metric is the three-year period comprising the Company’s fiscal years 2019, 2020, and 2021. The peer group for purposes of the TSR percentile ranking metric includes each of the companies in the S&P Semiconductor Select Industry Index as of November 6, 2018, but excludes any such company that during the three-year performance period is acquired by or merged with (or enters into an agreement to be acquired by or merged with) another entity.
The number of shares issuable under the FY19 PSAs corresponds to the level of achievement of the performance goals, as follows:

	Performance Achieved
	Threshold	Target	Maximum
% of Target Level Shares Earned With Respect to Non-GAAP EBITDA Growth Metric	50%	100%	200%
% of Target Level Shares Earned With Respect to TSR Percentile Ranking Metric	50%	100%	300%

Performance in between either the “threshold” and “target” levels or the “target” and “maximum” levels results in the issuance of an interpolated number of shares between the number of shares issuable under the FY19 PSAs at, respectively, the “threshold” and “target” levels or the “target” and “maximum” levels.
The non-GAAP EBITDA growth performance goal is calculated by adding depreciation and amortization to the Company’s non-GAAP operating income, as publicly reported in the Company’s earnings release for the applicable period, after making certain adjustments if necessary to account for certain qualifying acquisition or disposition activities.

The “continued employment” condition of the FY19 PSAs provides that, to the extent that the non-GAAP EBITDA growth performance metric was met, 50% of the total shares earned under such metric would vest on the first anniversary of the grant date and the remaining 50% of the total shares earned under such metric would vest on the second anniversary of the grant date, and to the extent that the TSR percentile ranking performance metric was met, 100% of the total shares earned under such metric would vest on the third anniversary of the grant date, provided, in each case, that the executive remains employed by the Company through each such vesting date. In the event of termination by reason of death or permanent disability, the holder of an FY19 PSA (or the holder’s estate) would receive any earned but unissued shares that would have been issuable thereunder during the remaining term of the award.
During fiscal year 2018, the base period against which fiscal year 2019 performance was measured, the Company achieved non-GAAP EBITDA of $1,728 million. During fiscal year 2019, the Company achieved non-GAAP EBITDA of $1,494 million, failing to achieve the threshold non-GAAP EBITDA growth performance goal. Although the Company’s non-GAAP EBITDA for fiscal year 2019 was negatively affected by the Trade War, the Compensation Committee elected not to make an adjustment to the non-GAAP EBITDA Growth performance metric for the FY19 PSAs. As a result, no shares were earned by the executives with respect to the non-GAAP EBITDA growth performance metric, and all FY19 PSAs with respect to such performance metric were cancelled.
In February 2019, the Compensation Committee authorized a supplemental RSU grant to non-executive employees who had received FY19 PSAs (which were granted on the same terms as FY19 PSAs awarded to the Named Executive Officers) in recognition that the threshold non-GAAP EBITDA growth performance goal under the FY19 PSAs was unlikely to be met as a result of the initial impacts of the Trade War. The Company’s executive officers did not receive this supplemental RSU grant.

Currently Outstanding PSAs
As summarized in the table below of PSAs granted since fiscal year 2018 (the first year in which the Compensation Committee awarded PSAs subject to a performance metric measured over a three-year performance period), achievement of the TSR percentile ranking performance metric under the FY19 PSAs, which is subject to a three-year performance period, will be determined following the conclusion of the Company’s fiscal year 2021.

PSA Fiscal Year	Grant Date	Performance Metric	Performance Period	Achieved (% of Target)
FY18	11/7/2017	Non-GAAP EBITDA Growth	FY18	99.8%
FY18	11/7/2017	3-year TSR Percentile Ranking	FY18–FY20	Performance Period in Progress (1)
FY19	11/6/2018	Non-GAAP EBITDA Growth	FY19	0%
FY19	11/6/2018	3-year TSR Percentile Ranking	FY19–FY21	Performance Period in Progress (2)

(1)	As of January 20, 2020, performance under this metric during the applicable performance period is below the “threshold” level of performance.

(2)	As of January 20, 2020, performance under this metric during the applicable performance period is slightly above the “target” level of performance.
Other Compensation and Benefits
We provide other benefits to our executive officers that are intended to be part of a competitive overall compensation program and are not tied to any company performance criteria. The Company offers medical, dental, vision, life, and disability insurance plans to executive officers under the same terms as such benefits are offered to other benefits-eligible employees. Executive officers are also permitted to participate in the Company’s 401(k) Savings and Investment Plan and Employee Stock Purchase Plan under the same terms as other benefits-eligible employees. The Company does not provide executive officers with any enhanced retirement benefits (i.e., executive officers are subject to the same limits on contributions as other employees, as the Company does not offer any supplemental executive retirement plan or other similar non-qualified deferred compensation plan), and they are eligible for 401(k) company-match contributions under the same terms as other employees.
In previous years, the Company offered executives the opportunity to participate in financial planning services through a third-party firm at a cost of up to approximately $19,000 per executive paid by the Company. The Compensation Committee replaced this benefit for fiscal year 2019 with a reimbursement program providing up to an aggregate of $20,000 to each executive for the purchase of financial planning services, estate planning services, personal tax planning and preparation services, and/or an executive physical. No tax gross-up was provided for such reimbursements. In fiscal year 2019, Messrs. Griffin, Sennesael, Gammel, and Terry received reimbursement in connection with such services.
International Assignment Agreement with Mr. Gammel
In connection with his relocation to Japan, the Company and Mr. Gammel entered into an International Assignment Agreement (the “International Assignment Agreement”), pursuant to which Mr. Gammel received: (a) tax equalization payments, which were intended to leave Mr. Gammel in a net after-tax position substantially equivalent to what he would experience if he were subject only to U.S. federal and state income taxes during the period of the assignment, (b) payment of, or reimbursement for, certain costs related to his relocation to Japan, including moving expenses, a car allowance, housing costs in Japan, and travel costs to return periodically to the United States, and (c) repatriation relocation benefits at the completion of his assignment.
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
The Compensation Committee believes that severance protections can play a valuable role in recruiting and retaining superior talent. Severance and other termination benefits are an effective way to offer executives financial security to incent them to forego an opportunity with another company. These agreements also protect the Company as the Named Executive Officers are bound by non-compete and/or non-solicit covenants for up to two years after termination of employment. Outside of the change-in-control context, each Named Executive Officer is entitled to severance benefits if his employment is involuntarily terminated by the Company without cause and, in the case of the Chief Executive Officer, if he terminates his own employment for good reason (as defined in the Chief Executive Officer’s change-in-control agreement). The level of each Named Executive Officer’s cash severance or other termination benefit is generally tied to his annual base salary and short-term incentive amounts.
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
Executive Officer Stock Ownership Requirements
We have adopted Executive Stock Ownership guidelines with the objective of more closely aligning the interests of our executive officers with those of our stockholders. Under the Executive Officer Ownership guidelines, our Chief Executive Officer is required to hold the lower of (a) the number of shares with a fair market value equal to six (6) times such executive’s current base salary, or (b) 147,000 shares; and our Senior Vice President and Chief Financial Officer, our Senior Vice President, Sales and Marketing, and our Senior Vice President and General Counsel are each required to hold the lower of (a) the number of shares with a fair market value equal to two and one-half (2 1/2) times such executive’s current base salary, or (b) 31,300, 26,900 or 27,900 shares, respectively. For purposes of the Executive Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. All of our Named Executive Officers who remain employed by the Company are in compliance with the stock ownership guidelines as of the date hereof.

Compliance with Internal Revenue Code Section 162(m)
For fiscal years beginning on or before December 31, 2017, certain compensation, including qualified performance-based compensation and compensation paid to our Chief Financial Officer, was not subject to the deduction limit imposed by Section 162(m) of the IRC on annual compensation in excess of $1 million paid to certain of our executive officers if applicable requirements were met. Pursuant to tax reform legislation enacted at the end of 2017, subject to certain transition rules, for fiscal years beginning after December 31, 2017, including fiscal year 2019 (which began on September 29, 2018), the performance-based compensation exception to the deduction limit under Section 162(m) is no longer available, and compensation paid to our Chief Financial Officer is also subject to the deduction limit. As a result, with the exception of compensation grandfathered pursuant to the transition rules, for such fiscal years the Company will be unable to deduct compensation in excess of $1 million paid to certain executive officers, as specified under Section 162(m). The Compensation Committee reviews the potential effect of Section 162(m) periodically and uses its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in the best interests of the Company and its stockholders.

Compensation Tables for Named Executive Officers
Summary Compensation Table
The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2019, our fiscal year ended September 28, 2018 (“fiscal year 2018”), and our fiscal year ended September 29, 2017 (“fiscal year 2017”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Liam K. Griffin	2019	972,000	11,658,937	—	1,011,257	18,399	13,660,593
President and	2018	894,808	7,150,399	—	1,284,664	12,242	9,342,113
Chief Executive Officer	2017	850,000	5,336,603	1,230,158	1,273,055	12,042	8,701,858
Kris Sennesael	2019	496,000	3,264,443	—	322,467	15,352	4,098,262
Senior Vice President and	2018	456,366	2,491,910	—	369,341	13,075	3,330,692
Chief Financial Officer	2017	425,000	1,289,639	297,268	358,047	235,494	2,605,448
Carlos S. Bori	2019	428,200	3,147,860	—	222,373	12,561	3,810,994
Senior Vice President,	2018	398,535	2,491,910	—	251,669	12,346	3,154,460
Sales and Marketing	2017	356,493	1,245,174	287,025	235,890	31,244	2,155,826
Robert J. Terry(4)	2019	442,700	1,981,920	—	230,112	15,287	2,670,019
Senior Vice President,	2018	409,054	1,557,371	—	257,914	12,466	2,236,805
General Counsel and Secretary
Peter L. Gammel(5)	2019	409,200	1,165,835	—	211,538	1,140,824	2,927,397
Former Chief Technology	2018	400,754	1,245,896	—	251,045	389,623	2,287,318
Officer	2017	389,065	978,287	225,523	255,547	73,367	1,921,789

(1)
The amounts in the Stock Awards and Option Awards columns represent the grant date fair values, computed in accordance with the provisions of FASB ASC Topic 718—Compensation—Stock Compensation (“ASC 718”), of stock options, PSAs, and RSUs granted during the applicable fiscal year, without regard to estimated forfeiture rates. For fiscal years 2017, 2018, and 2019, assuming the highest level of performance achievement with respect to the PSAs, the grant date fair values of the Stock Awards would be as follows: Mr. Griffin (FY 2017: $7,136,568; FY 2018: $9,216,421; FY 2019: $14,658,935), Mr. Sennesael (FY 2017: $1,724,613; FY 2018: $3,211,920; FY 2019: $4,104,438), Mr. Bori (FY 2017: $1,665,160; FY 2018: $3,211,920; FY 2019: $3,957,856), Mr. Terry (FY 2018: $2,007,357; FY 2019: $2,491,891), and Mr. Gammel (FY 2017: $1,308,264; FY 2018: $1,605,873; FY 2019: $1,465,818). For a description of the assumptions used in calculating the fair value of equity awards in 2019 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 14, 2019.

(2)	Reflects amounts paid to the Named Executive Officers pursuant to the executive incentive plan adopted by the Compensation Committee for each year indicated.

(3)
“All Other Compensation” includes the Company’s contributions to the executive’s 401(k) Plan account, the cost of group term life insurance premiums, relocation expenses, tax equalization payments, and financial planning benefits. For fiscal year 2019, it specifically includes $11,200 in Company contributions to each Named Executive Officer’s 401(k) Plan account, as well as $135,878 in relocation expenses and $989,855 in tax equalization payments for Mr. Gammel in connection with the International Assignment Agreement.

(4)	Mr. Terry was not a named executive officer prior to fiscal year 2018.

(5)	Mr. Gammel retired as Chief Technology Officer effective as of November 19, 2019.

Grants of Plan-Based Awards Table
The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2019, including incentive awards payable under our Fiscal Year 2019 Executive Incentive Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Stock Or	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)(3)	Option Awards ($)
Liam K. Griffin		784,000	1,568,000	3,136,000
	11/6/2018				36,302	72,604	181,510		7,658,996(4)
	11/6/2018							48,402	3,999,941(5)
Kris Sennesael		250,000	500,000	1,000,000
	11/6/2018				10,164	20,329	50,822		2,144,506(4)
	11/6/2018							13,552	1,119,937(5)
Carlos S. Bori		172,400	344,800	689,600
	11/6/2018				9,801	19,603	49,007		2,067,920(4)
	11/6/2018							13,068	1,079,940(5)
Robert J. Terry		178,400	356,800	713,600
	11/6/2018				6,171	12,342	30,855		1,301,958(4)
	11/6/2018							8,228	679,962(5)
Peter L. Gammel		164,000	328,000	656,000
	11/6/2018				3,630	7,260	18,150		765,857(4)
	11/6/2018							4,840	399,978(5)

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

(2)
The amounts shown represent shares potentially issuable pursuant to the FY19 PSAs granted on November 6, 2018, under the Company’s 2015 Long-Term Incentive Plan, as described above under “Components of Compensation—Long-Term Stock-Based Compensation.”

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

(4)
Reflects the grant date fair value of the FY19 PSAs, computed in accordance with the provisions of ASC 718, using (a) a Monte Carlo simulation (which weights the probability of multiple potential outcomes) to value the portion of the award related to TSR percentile ranking, and (b) a price of $82.64 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on November 6, 2018, to value the portion of the award related to non-GAAP EBITDA growth, assuming performance at the “target” level. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2019 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 14, 2019.

(5)
Reflects the grant date fair value of the RSUs granted on November 6, 2018, computed in accordance with the provisions of ASC 718 using a price of $82.64 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 6, 2018.

Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of fiscal year 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that Have Not Vested ($)(1)
Liam K. Griffin	21,500	10,750(2)	84.89	11/9/2022	46,356(5)	3,591,199	9,290(11)	719,696
	18,250	18,250(3)	64.59	5/11/2023	9,271(6)	718,224	18,151(12)	1,406,158
	13,211	26,422(4)	77.66	11/9/2023	6,500(7)	503,555	18,151(13)	1,406,158
					7,725(8)	598,456
					18,581(9)	1,439,470
					48,402(10)	3,749,703
Kris Sennesael	30,000	10,000(14)	75.22	8/29/2023	11,202(5)	867,819	3,238(11)	250,848
	6,386	6,384(4)	77.66	11/9/2023	3,231(6)	250,306	5,082(12)	393,703
					6,250(15)	484,188	5,082(13)	393,703
					1,866(8)	144,559
					6,475(9)	501,618
					13,552(10)	1,049,873
Carlos S. Bori	1,500	—	60.97	11/10/2021	10,816(5)	837,916	3,238(11)	250,848
	3,894	1,297(2)	84.89	11/9/2022	3,231(6)	250,306	4,900(12)	379,603
	3,083	6,164(4)	77.66	11/9/2023	1,802(8)	139,601	4,900(13)	379,603
					6,475(9)	501,618
					13,068(10)	1,012,378
Robert J. Terry	1,483	1,483(2)	84.89	11/9/2022	7,904(5)	612,323	2,023(11)	156,722
	2,253	4,504(16)	75.91	11/10/2023	2,019(6)	156,412	3,085(12)	238,995
					1,316(17)	101,951	3,085(13)	238,995
					4,047(9)	313,521
					8,228(10)	637,423
Peter L. Gammel	15,000	5,000(2)	84.89	11/9/2022	8,498(5)	658,340	1,619(11)	125,424
	4,844	4,844(4)	77.66	11/9/2023	1,615(6)	125,114	1,815(12)	140,608
					1,416(8)	109,698	1,815(13)	140,608
					3,237(9)	250,770
					4,840(10)	374,955

(1)	Reflects a price of $77.47 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on September 27, 2019.

(2)	These options were granted on November 9, 2015, and vested at a rate of twenty-five percent (25%) per year on each anniversary of the grant date until they became fully vested on November 9, 2019.

(3)	These options were granted on May 11, 2016, and vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through May 11, 2020.

(4)	These options were granted on November 9, 2016, and vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 9, 2020.

(5)
Represents shares issuable under the PSAs granted on November 9, 2016 (on November 10, 2016, for Mr. Terry), under the Company’s 2015 Long-Term Incentive Plan (the “FY17 PSAs”). Twenty-five percent (25%) of the shares earned under the FY17 PSAs were issued on each of November 9, 2017, and November 9, 2018, and the remaining fifty percent (50%) of the shares earned were issued on November 9, 2019.

(6)
Represents shares issuable under the PSAs granted on November 7, 2017, under the Company’s 2015 Long-Term Incentive Plan (the “FY18 PSAs”) with respect to an EBITDA growth performance metric, which was measured over a one-year performance period consisting of the Company’s fiscal year 2018. Fifty percent (50%) of the shares earned under the FY18 PSAs with respect to the EBITDA growth performance metric were issued on November 7, 2018, and the remaining fifty percent (50%) of the shares earned with respect to such metric were issued on November 7, 2019.

(7)
Represents shares issuable under an RSU award granted on May 11, 2016, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through May 11, 2020.

(8)
Represents shares issuable under an RSU award granted on November 9, 2016, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 9, 2020.

(9)
Represents shares issuable under an RSU award granted on November 7, 2017, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 7, 2021.

(10)
Represents shares issuable under an RSU award granted on November 6, 2018, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 6, 2022.

(11)
Represents shares issuable under the FY18 PSAs with respect to a TSR percentile ranking performance metric, assuming achievement at the “threshold” level of performance. This portion of the FY18 PSAs, which is subject to a three-year performance period, will be issued on November 7, 2020, to the extent earned and provided that the executive meets the continued employment condition.

(12)
Represents shares issuable under the FY19 PSAs (awarded on November 6, 2018, as described above under “Components of Compensation—Long-Term Stock-Based Compensation”) with respect to the non-GAAP EBITDA growth performance metric, assuming achievement at the “threshold” level of performance. This portion of the FY19 PSAs, which originally was scheduled to vest in two equal tranches on November 6, 2019, and November 6, 2020, was cancelled upon the Compensation Committee’s determination on November 5, 2019, that the performance condition had not been satisfied.

(13)
Represents shares issuable under the FY19 PSAs with respect to the TSR percentile ranking performance metric, assuming achievement at the “threshold” level of performance. This portion of the FY19 PSAs, which is subject to a three-year performance period as described above, will be issued on November 6, 2021, to the extent earned and provided that the executive meets the continued employment condition.

(14)	These options were granted on August 29, 2016, and vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through August 29, 2020.

(15)
Represents shares issuable under an RSU award granted on August 29, 2016, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through August 29, 2020.

(16)	These options were granted on November 10, 2016, and vest at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 10, 2020.

(17)
Represents shares issuable under an RSU award granted on November 10, 2016, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 10, 2020.

Option Exercises and Stock Vested Table
The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Liam K. Griffin	28,750	805,931	53,433	4,188,614
Kris Sennesael	—	—	18,175	1,414,894
Carlos S. Bori	—	—	12,155	964,088
Robert J. Terry	1,750	32,743	8,500	669,267
Peter L. Gammel	4,500	64,913	9,681	758,289

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

Potential Payments Upon Termination or Change in Control
Mr. Griffin
On May 11, 2016, in connection with the appointment of Mr. Griffin as Chief Executive Officer, the Company entered into an amended and restated Change in Control / Severance Agreement with Mr. Griffin (the “Griffin Agreement”). The Griffin Agreement sets out severance benefits that become payable if, while employed by the Company, other than following a change in control, Mr. Griffin either (i) is terminated without cause, or (ii) terminates his employment for good reason. The severance benefits provided to Mr. Griffin under either of these circumstances would consist of: (i) a lump-sum payment equal to two (2) times the sum of (A) his then-current annual base salary immediately prior to such termination and (B) the Bonus Amount (as defined below); (ii) full acceleration of the vesting of all of Mr. Griffin’s outstanding stock options, which stock options would become exercisable for a period of two (2) years after the termination date (but not beyond the expiration of their respective maximum terms), full acceleration of the vesting of all outstanding restricted stock awards, and the right to receive the number of performance shares under outstanding PSAs that are earned but unissued and that he would have earned had he remained employed through the end of the applicable performance period; and (iii) provided he is eligible for and timely elects to continue receiving group medical coverage, certain COBRA continuation for him and his eligible dependents (“COBRA continuation”) for up to fifteen (15) months after the termination date. The Bonus Amount is an amount equal to the greater of (x) the average of the short-term cash incentive awards received for the three (3) years prior to the year in which the termination occurs, and (y) the target annual short-term cash incentive award for the year in which the termination occurs.
The Griffin Agreement also sets out severance benefits that become payable if, within the period of time commencing three (3) months prior to and ending two (2) years following a change in control, Mr. Griffin’s employment is either (i) terminated by the Company without cause, or (ii) terminated by him for good reason (a “Qualifying Termination”). The severance benefits provided to Mr. Griffin in such circumstances would consist of the following: (i) a lump-sum payment equal to two and one-half (2 1/2) times the sum of (A) his annual base salary immediately prior to the change in control, and (B) the CIC Bonus Amount (as defined below); (ii) all of Mr. Griffin’s then-outstanding stock options would become exercisable for a period of thirty (30) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) COBRA continuation for up to eighteen (18) months after the termination date. The CIC Bonus Amount is an amount equal to the greater of (x) the average of the annual short-term cash incentive awards received for the three (3) years prior to the year in which the change of control occurs and (y) the target annual short-term cash incentive award for the year in which the change of control occurs.
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
Each CIC Agreement sets out severance benefits that become payable if, within the period of time commencing three (3) months prior to and ending twelve (12) months following a change in control, the executive officer’s employment is either (i) terminated by the Company without cause, or (ii) terminated by the executive for good reason (for each such executive, a “Qualifying Termination”). The severance benefits provided to the executive in such circumstances would consist of the following: (i) a lump sum payment equal to one and one-half (1 1/2) times (two (2) times, in the case of Mr. Gammel) the sum of (A) his annual base salary immediately prior to the change in control, and (B) the CIC Bonus Amount; (ii) all of the executive’s then-outstanding stock options would remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) COBRA continuation for up to eighteen (18) months after the termination date.
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
Additionally, each CIC Agreement requires that the executive sign a release of claims in favor of the Company before he is eligible to receive any benefits under the agreement. The CIC Agreement for Mr. Gammel contains non-compete and non-

solicitation provisions applicable to the executive while he is employed by the Company and for a period of twenty-four (24) months following the termination of his employment. The CIC Agreement for each of Messrs. Sennesael, Bori, and Terry contains non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twelve (12) months following the termination of his employment.
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

The following table summarizes the payments and benefits that would be made to the Named Executive Officers as of September 27, 2019, in the following circumstances as of such date:

•	termination without cause outside of a change in control;

•	termination without cause or for good reason in connection with a change in control; and

•	in the event of a termination of employment because of death or disability.
The accelerated equity values in the table reflect a price of $77.47 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on September 27, 2019. The table does not reflect any equity awards made after September 27, 2019.

Name	Benefit	Termination w/o Cause Outside Change in Control ($)(1)	Termination w/o Cause or for Good Reason, After Change in Control ($)	Death/ Disability ($)
Liam K. Griffin(2)	Salary and Short-Term Incentive	5,096,000(3)	6,370,000(4)	—
	Accelerated Options	235,060	235,060	235,060
	Accelerated RSUs	6,291,184	6,291,184	6,291,184
	Accelerated PSAs	11,373,526	11,373,526	11,373,526
	Medical	21,612	25,934	—
	TOTAL	23,017,382	24,295,704	17,899,770
Kris Sennesael(2)	Salary and Short-Term Incentive	500,000(5)	1,500,000(6)	—
	Accelerated Options	—	22,500	22,500
	Accelerated RSUs	—	2,180,238	2,180,238
	Accelerated PSAs	—	3,194,708	3,194,708
	Medical	18,853	28,280	—
	TOTAL	518,853	6,925,726	5,397,446
Carlos S. Bori(2)	Salary and Short-Term Incentive	431,000(5)	1,163,700(6)	—
	Accelerated Options	—	—	—
	Accelerated RSUs	—	1,653,597	1,653,597
	Accelerated PSAs	—	3,108,561	3,108,561
	Medical	18,853	28,280	—
	TOTAL	449,853	5,954,138	4,762,158
Robert J. Terry(2)	Salary and Short-Term Incentive	446,000(5)	1,204,200(6)	—
	Accelerated Options	—	7,026	7,026
	Accelerated RSUs	—	1,052,895	1,052,895
	Accelerated PSAs	—	2,038,391	2,038,391
	Medical	18,853	28,280	—
	TOTAL	464,853	4,330,792	3,098,312
Peter L. Gammel(2)	Salary and Short-Term Incentive	410,000(5)	1,476,000(7)	—
	Accelerated Options	—	—	—
	Accelerated RSUs	—	735,423	735,423
	Accelerated PSAs	—	1,596,734	1,596,734
	Medical	18,853	28,280	—
	TOTAL	428,853	3,836,437	2,332,157

(1)	For Mr. Griffin, includes amounts payable pursuant to a termination for good reason outside of a change in control.

(2)	Excludes the value of accrued vacation/paid time off required by law to be paid upon termination.

(3)
Represents an amount equal to two (2) times the sum of (A) Mr. Griffin’s annual base salary as of September 27, 2019, and (B) an Incentive Plan payment, which is equal to Mr. Griffin’s “target” short-term cash incentive award for fiscal year 2019, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2016, 2017, and 2018.

(4)
Represents an amount equal to two and one-half (2 1/2) times the sum of (A) Mr. Griffin’s annual base salary as of September 27, 2019, and (B) an Incentive Plan payment, which is equal to Mr. Griffin’s “target” short-term cash incentive award for fiscal year 2019, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2016, 2017, and 2018.

(5)	Represents an amount equal to the Named Executive Officer’s annual base salary as of September 27, 2019.

(6)
Represents an amount equal to one and one-half (1 1/2) times the sum of (A) the Named Executive Officer’s annual base salary as of September 27, 2019, and (B) an Incentive Plan payment, which is equal to the Named Executive Officer’s “target” short-term cash incentive award for fiscal year 2019, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to the Named Executive Officer for fiscal years 2016, 2017, and 2018.

(7)
Represents an amount equal to two (2) times the sum of (A) Mr. Gammel’s annual base salary as of September 27, 2019, and (B) an Incentive Plan payment, which is equal to Mr. Gammel’s “target” short-term cash incentive award for fiscal year 2019, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to Mr. Gammel for fiscal years 2016, 2017, and 2018.

CEO Pay Ratio
Following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees. For fiscal year 2019:

•	The annual total compensation of our Chief Executive Officer was $13,660,593.

•	The annual total compensation of our median compensated employee was $21,852.

•	Based on the foregoing, we estimate that our Chief Executive Officer’s total annual compensation was approximately 625 times that of our median employee.
To determine the median of the annual total compensation of our employees, we applied the following methodology and material assumptions:

•
We did not use the de minimis exception to exclude any non-U.S. employees. We have a globally diverse workforce with total headcount of approximately 9,200 as of September 27, 2019, of which approximately 7,000 are located outside the United States, primarily in locations employing large direct labor forces such as Mexico and Singapore where wages are significantly lower than in the United States. The median employee identified within this employee population as of September 27, 2019, is a full-time employee in our Singapore facility.

•
To identify the median employee, we used a consistently applied compensation measure that included total taxable earnings paid to our employees in the most recently completed taxable year in their respective jurisdictions. This included base salary, overtime pay, shift premiums, recognition bonuses, annual cash incentive awards, and long-term stock-based incentive awards. We annualized the compensation of permanent, full-time, and part-time employees who were hired after the beginning of the most recently completed taxable year in their respective jurisdictions.

•
Using this consistently applied compensation measure, we identified an employee at the median and calculated such employee’s total compensation for fiscal year 2019 in accordance with Item 402(c)(2)(x) of Regulation S-K.

•	We did not use any cost-of-living adjustments in identifying the median employee.

•	The annual total compensation of our Chief Executive Officer is the amount reported in the “Total” column of our Summary Compensation Table for fiscal year 2019.
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
Director Compensation Table
The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
David J. Aldrich, Chairman of the Board	200,000	192,834	392,834
Christine King, Lead Independent Director	117,780	192,834	310,614
David J. McLachlan, Former Lead Independent Director	82,802	—	82,802
Alan S. Batey	7,609	188,949	196,558
Kevin L. Beebe	90,784	192,834	283,618
Timothy R. Furey	86,333	192,834	279,167
Balakrishnan S. Iyer	96,699	192,834	289,533
David P. McGlade	89,667	192,834	282,501
Robert A. Schriesheim	90,000	192,834	282,834
Kimberly S. Stevenson	74,484	192,834	267,318

(1)
The non-employee members of the Board of Directors who held such positions on September 27, 2019, held the following aggregate number of unexercised stock options, unvested RSU awards, and unearned, unvested performance share awards (assuming achievement at the “threshold” level of performance) as of such date:

Name	Number of Securities Underlying Unexercised Options	Number of Shares Subject to Unvested RSUs	Number of Unearned Performance Share Awards that Have Not Vested
David J. Aldrich, Chairman of the Board	137,560	2,294	8,361
Christine King, Lead Independent Director	—	2,294	—
Alan S. Batey	—	2,521	—
Kevin L. Beebe	—	2,294	—
Timothy R. Furey	—	2,294	—
Balakrishnan S. Iyer	—	2,294	—
David P. McGlade	—	2,294	—
Robert A. Schriesheim	—	2,294	—
Kimberly S. Stevenson	—	3,638	—

(2)
Reflects the grant date fair value of 2,294 RSUs granted on May 8, 2019, to each non-employee director elected at the 2019 Annual Meeting of Stockholders, computed in accordance with the provisions of ASC 718 using a price of $84.06 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on May 8, 2019. For Mr. Batey, reflects the grant date fair value of 2,521 RSUs granted on August 29, 2019, upon his initial appointment to the Board of Directors, computed in accordance with the provisions of ASC 718 using a price of $74.95 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on August 29, 2019.

Director Stock Ownership Requirements
We have adopted Director Stock Ownership guidelines with the objective of more closely aligning the interests of our directors with those of our stockholders. The minimum number of shares of the Company’s common stock that the Director Stock Ownership guidelines require non-employee directors to hold while serving in their capacity as directors is the director base compensation (currently $70,000) multiplied by five (5), divided by the fair market value of the Company’s common stock (rounded to the nearest 100 shares). For purposes of the Director Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. All of our directors have met the stock ownership guidelines as of the date hereof (with the exception of Ms. Stevenson and Mr. Batey, who are not required to comply with the guidelines until the fifth anniversary of their respective appointments to the Board of Directors).

Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board of Directors currently consists of Ms. King (Chairman), Mr. McGlade, and Mr. Schriesheim. Messrs. Beebe and Furey served on the Compensation Committee until January 30, 2019, when Mr. Schriesheim was appointed to the Compensation Committee. No member of this committee was at any time during fiscal year 2019 an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, where one of such entity’s executive officers served as a director of the Company or a member of the Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report on this Form 10-K for the year ended September 27, 2019.

THE COMPENSATION COMMITTEE
Christine King, Chairman
David P. McGlade
Robert A. Schriesheim

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 20, 2020, by the following individuals or entities: (i) each person or entity who beneficially owns five percent (5%) or more of the outstanding shares of the Company’s common stock as of January 20, 2020; (ii) the Named Executive Officers (as defined above in Item 11 “Executive Compensation”); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 20, 2020, there were 170,155,181 shares of the Company’s common stock issued and outstanding.
In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 20, 2020, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Names and Addresses of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Percent of Class
The Vanguard Group, Inc.	18,785,103(3)	11.04%
BlackRock, Inc.	13,271,115(4)	7.80%
Vulcan Value Partners, LLC	9,614,290(5)	5.65%
Capital Research Global Investors	8,802,918(6)	5.17%
David J. Aldrich	168,412(7)	(*)
Alan S. Batey	—	(*)
Kevin L. Beebe	55,273	(*)
Carlos S. Bori	42,121(7)	(*)
Timothy R. Furey	18,824	(*)
Peter L. Gammel	—	(*)
Liam K. Griffin	88,655(7)	(*)
Balakrishnan S. Iyer	20,432	(*)
Christine King	17,038	(*)
David P. McGlade	69,798	(*)
Robert A. Schriesheim	73,873	(*)
Kris Sennesael	72,377	(*)
Kimberly S. Stevenson	673	(*)
Robert J. Terry	16,790(7)	(*)
All current directors and executive officers as a group (14 persons)	649,776(7)	(*)

*	Less than 1%

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

(2)
Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of January 20, 2020 (the “Current Options”), as follows: Mr. Bori—12,856 shares under Current Options; Mr. Griffin—6,922 shares under

Current Options; Mr. Sennesael—39,578 shares under Current Options; current directors and executive officers as a group (14 persons)—59,356 shares under Current Options.
The table does not reflect the number of shares of Company common stock to be issued pursuant to unvested restricted stock units (the “Unvested RSUs”) that are not scheduled to vest within sixty (60) days of January 20, 2020, as follows: Mr. Aldrich—2,294 shares under Unvested RSUs; Mr. Batey—2,521 shares under Unvested RSUs; Mr. Beebe—2,294 shares under Unvested RSUs; Mr. Bori—41,152 shares under Unvested RSUs; Mr. Furey—2,294 shares under Unvested RSUs; Mr. Griffin—99,568 shares under Unvested RSUs; Mr. Iyer—2,294 shares under Unvested RSUs; Ms. King—2,294 shares under Unvested RSUs; Mr. McGlade—2,294 shares under Unvested RSUs; Mr. Schriesheim—2,294 shares under Unvested RSUs; Mr. Sennesael—51,848 shares under Unvested RSUs; Ms. Stevenson—3,638 shares under Unvested RSUs; Mr. Terry—32,216 shares under Unvested RSUs; current directors and executive officers as a group (14 persons)—279,668 shares under Unvested RSUs.

(3)
Consists of shares beneficially owned by The Vanguard Group, Inc. (“Vanguard”), which has sole voting power with respect to 216,260 shares, shared voting power with respect to 42,432 shares, sole dispositive power with respect to 18,530,276 shares and shared dispositive power with respect to 254,827 shares. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard, is the beneficial owner of 159,036 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly owned subsidiary of Vanguard, is the beneficial owner of 151,156 shares as a result of its serving as investment manager of Australian investment offerings. With respect to the information relating to Vanguard, the Company has relied on information supplied by Vanguard on a Schedule 13G/A filed with the SEC on February 11, 2019. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(4)
Consists of shares beneficially owned by BlackRock, Inc. (“BlackRock”), in its capacity as a parent holding company of various subsidiaries under Rule 13d-1(b)(1)(ii)(G). In its capacity as a parent holding company or control person, BlackRock has sole voting power with respect to 11,522,781 shares and sole dispositive power with respect to 13,271,115 shares which are held by the following of its subsidiaries: BlackRock Life Limited, BlackRock International Limited, BlackRock Advisors, LLC, BlackRock (Netherlands) B.V., BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset, Management Canada Limited, BlackRock Asset Management Deutschland AG, BlackRock (Luxembourg) S.A., BlackRock Investment Management (Australia) Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock Asset Management North Asia Limited, BlackRock (Singapore) Limited, BlackRock Fund Managers Ltd. With respect to the information relating to BlackRock and its affiliated entities, the Company has relied on information supplied by BlackRock on a Schedule 13G/A filed with the SEC on February 6, 2019. The address of BlackRock is 55 East 52nd Street, New York, NY 10055.

(5)
Consists of shares beneficially owned by Vulcan Value Partners, LLC (“Vulcan”). Vulcan has sole voting power with respect to 8,603,813 and sole dispositive power with respect to 9,614,290 shares. With respect to the information relating to Vulcan, the Company has relied on information supplied by Vulcan on a Schedule 13G/A filed with the SEC on February 15, 2019. The address of Vulcan is Three Protective Center, 2801 Highway 280 South, Suite 300, Birmingham, AL 35223.

(6)
Consists of shares beneficially owned by Capital Research Global Investors (“Capital Research”), a division of Capital Research and Management Company. Capital Research has sole voting power and sole dispositive power with respect to 8,802,918 shares. With respect to the information relating to Capital Research, the Company has relied on information supplied by Capital Research on a Schedule 13G/A filed with the SEC on February 14, 2019. The address of Capital Research is 333 South Hope Street, Los Angeles, CA 90071.

(7)	Includes shares held in the Company’s 401(k) Savings and Investment Plan as of January 20, 2020.

Equity Compensation Plan Information
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
Except for the Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified ESPP”), each of the foregoing equity compensation plans was approved by the Company’s stockholders. A description of the material features of the Non-Qualified ESPP is provided below under the heading “Non-Qualified Employee Stock Purchase Plan.”
The following table presents information about these plans as of September 27, 2019.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity compensation plans approved by security holders	1,273,688(1)	65.38	12,787,571(2)
Equity compensation plans not approved by security holders	—	—	66,367(3)
TOTAL	1,273,688	65.38	12,853,938

(1)
Excludes 1,576,852 unvested shares under restricted stock and RSU awards and 1,095,779 unvested shares under PSAs, which figure assumes achievement of performance goals under the FY19 PSAs at target levels.

(2)
Includes 136,811 shares available for future issuance under the 2002 Employee Stock Purchase Plan, 12,032,017 shares available for future issuance under the 2015 Long-Term Incentive Plan, and 618,743 shares available for future issuance under the 2008 Director Long-Term Incentive Plan. No further grants will be made under the AATI 2005 Equity Incentive Plan or the 2005 Long-Term Incentive Plan.

(3)	Represents shares available under the Non-Qualified ESPP.
Non-Qualified Employee Stock Purchase Plan
The Company maintains the Non-Qualified ESPP to provide employees of the Company and participating subsidiaries with an opportunity to acquire a proprietary interest in the Company through the purchase, by means of payroll deductions, of shares of the Company’s common stock at a discount from the market price of the common stock at the time of purchase. The Non-Qualified ESPP is intended for use primarily by employees of the Company located outside the United States. Under the plan, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each six-month offering period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation,” since September 28, 2018, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In January 2008, the Board of Directors adopted a written related person transaction approval policy, which was amended in November 2018, and which sets forth the Company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be reviewed by the Company’s General Counsel and approved by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.

Director Independence: Each year, the Board of Directors reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable Nasdaq Rules and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which a member of the Company’s Board of Directors is a director or executive officer. After evaluating these factors, the Board of Directors has determined that a majority of the members of the Board of Directors, namely, Alan S. Batey, Kevin L. Beebe, Timothy R. Furey, Balakrishnan S. Iyer, Christine King, David P. McGlade, Robert A. Schriesheim, and Kimberly S. Stevenson, do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors and that each such director is an independent director of the Company within the meaning of applicable Nasdaq Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2019 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2019. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2019 ($)	% of Total (%)	Fiscal Year 2018 ($)	% of Total (%)
Audit Fees(1)	2,315,150	93.1	2,479,090	89.9
Audit-Related Fees	—	—	—	—
Tax Fees(2)	170,500	6.9	240,500	8.7
All Other Fees(3)	—	—	38,500	1.4
Total Fees	2,485,650	100	2,758,090	100

(1)
Audit fees consist of fees for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on Form 10-Q, statutory audits and related filings in various foreign locations and audit procedures related to acquisition activity during fiscal years 2019 and 2018. Fiscal year 2019 and 2018 audit fees included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes-Oxley Act.

(2)
Tax fees consist of fees for tax compliance, tax advice, and tax planning services. Tax compliance services, which primarily relate to the review of our U.S. tax returns and certain trade and customs forms, accounted for $160,000 and $230,000 of the total tax fees for fiscal years 2019 and 2018, respectively.

(3)	All other fees for fiscal year 2018 relate to fees incurred for conflict mineral reporting compliance and licenses to accounting and research software.
In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, be preapproved by the Audit Committee. The Audit Committee preapproved all audit and non-audit services provided by KPMG LLP during fiscal year 2019 and fiscal year 2018.

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
ITEM 16. FORM 10-K SUMMARY.
None

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of August 3, 2018, by and among the Company, Avnera Corporation, AI Acquisition Corp., and Shareholder Representative Services LLC, solely in its capacity as the representative and agent of the Equityholders	10-K	001-05560	2.3	11/15/2018
3.1	Restated Certificate of Incorporation, as Amended	10-Q	001-05560	3.1	8/3/2016
3.2	Third Amended and Restated By-laws, as Amended	10-Q	001-05560	3.1	2/5/2018
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
4.2	Description of Capital Stock	10-K	001-05560	4.2	11/14/2019
10.1*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan	10-Q	001-05560	10.D	1/31/2013
10.2*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan	10-Q	001-05560	10.E	1/31/2013
10.3*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.4*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.5*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/4/2018
10.6*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.7*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.8*	Skyworks Solutions, Inc. 2015 Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	8/7/2019
10.9*	Form of Nonstatutory Stock Option Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.10*	Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.3	8/5/2015
10.11*	Form of Restricted Stock Unit Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.4	8/5/2015
10.12*	Fiscal Year 2019 Executive Incentive Plan	10-Q	001-05560	10.1	2/6/2019
10.13*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	7/20/2018
10.14*	Second Amended and Restated Change of Control / Severance Agreement, dated May 11, 2016, between the Company and David Aldrich	10-Q	001-05560	10.1	8/3/2016
10.15*	Amended and Restated Change in Control / Severance Agreement, dated May 11, 2016, between the Company and Liam Griffin	10-Q	001-05560	10.2	8/3/2016
10.16*	Change in Control / Severance Agreement, dated December 16, 2014, between the Company and Peter Gammel	10-K	001-05560	10.31	11/24/2015

10.17*	Change in Control / Severance Agreement, dated August 29, 2016, between the Company and Kris Sennesael	10-K	001-05560	10.32	11/22/2016
10.18*	Change in Control / Severance Agreement, dated November 10, 2016, between the Company and Robert J. Terry	10-Q	001-05560	10.2	2/7/2017
10.19*	Change in Control / Severance Agreement, dated November 9, 2016, between the Company and Carlos S. Bori	10-K	001-05560	10.27	11/13/2017
10.20*	International Assignment Agreement, dated September 13, 2017, between the Company and Peter L. Gammel	10-K	001-05560	10.28	11/13/2017
21	Subsidiaries of the Company	10-K	001-05560	21	11/14/2019
23.1	Consent of KPMG LLP	10-K	001-05560	23.1	11/14/2019
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.1	11/14/2019
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.2	11/14/2019
31.3	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.1	11/14/2019
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.2	11/14/2019
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.
Registrant

Date:	January 27, 2020	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
Director