Form 10-Q
period 2020-03-27
SKYWORKS SOLUTIONS, INC.
filed 2020-05-05
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2020
OR
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

As of April 28, 2020, the registrant had 166,835,903 shares of common stock, par value $0.25 per share, outstanding.

1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 27, 2020

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Net revenue	$766.1	$810.4	$1,662.2	$1,782.4
Cost of goods sold	390.5	410.2	842.3	897.0
Gross profit	375.6	400.2	819.9	885.4
Operating expenses:
Research and development	113.2	107.5	220.8	216.7
Selling, general and administrative	58.6	47.9	114.0	95.7
Amortization of intangibles	3.1	5.7	6.3	13.1
Restructuring and other charges	1.2	1.5	2.0	1.4
Total operating expenses	176.1	162.6	343.1	326.9
Operating income	199.5	237.6	476.8	558.5
Other income, net	3.5	3.7	4.9	6.6
Income before income taxes	203.0	241.3	481.7	565.1
Provision for income taxes	21.9	27.3	43.6	66.3
Net income	$181.1	$214.0	$438.1	$498.8
Earnings per share:
Basic	$1.07	$1.23	$2.58	$2.85
Diluted	$1.06	$1.23	$2.56	$2.83
Weighted average shares:
Basic	170.0	173.8	170.1	175.2
Diluted	171.1	174.6	171.3	176.1

Cash dividends declared and paid per share	$0.44	$0.38	$0.88	$0.76

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Net income	$181.1	$214.0	$438.1	$498.8
Other comprehensive income, net of tax
Fair value of investments	0.5	0.1	0.4	0.2
Pension adjustments	—	0.5	—	0.5
Comprehensive income	$181.6	$214.6	$438.5	$499.5

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	March 27, 2020	September 27, 2019
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$912.4	$851.3
Marketable securities	161.5	203.3
Receivables, net of allowance of $0.8 and $0.8, respectively	367.6	465.3
Inventory	648.9	609.7
Other current assets	130.4	105.0
Total current assets	2,220.8	2,234.6
Property, plant and equipment, net	1,207.9	1,205.6
Operating lease right-of-use assets	171.3	—
Goodwill	1,189.8	1,189.8
Intangible assets, net	85.4	107.9
Deferred tax assets, net	39.6	40.8
Marketable securities	34.1	27.6
Other long-term assets	33.0	33.3
Total assets	$4,981.9	$4,839.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169.5	$190.5
Accrued compensation and benefits	78.4	76.0
Other current liabilities	114.3	107.5
Total current liabilities	362.2	374.0
Long-term tax liabilities	293.0	312.4
Long-term operating lease liabilities	151.9	—
Other long-term liabilities	32.0	30.9
Total liabilities	839.1	717.3
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 231.9 shares issued and 167.5 shares outstanding at March 27, 2020, and 230.2 shares issued and 170.1 shares outstanding at September 27, 2019	41.9	42.5
Additional paid-in capital	3,307.2	3,188.0
Treasury stock, at cost	(3,799.6)	(3,412.9)
Retained earnings	4,600.8	4,312.6
Accumulated other comprehensive loss	(7.5)	(7.9)
Total stockholders’ equity	4,142.8	4,122.3
Total liabilities and stockholders’ equity	$4,981.9	$4,839.6

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 27, 2019	170.1	$42.5	60.1	$(3,412.9)	$3,188.0	$4,312.6	$(7.9)	$4,122.3
Net income	—	—	—	—	—	257.1	—	257.1
Exercise and settlement of share based awards, net of shares withheld for taxes	1.1	0.3	0.3	(26.7)	34.6	—	—	8.2
Share-based compensation expense	—	—	—	—	29.1	—	—	29.1
Stock repurchase program	(0.7)	(0.2)	0.7	(74.2)	0.2	—	—	(74.2)
Dividends declared	—	—	—	—	—	(75.1)	—	(75.1)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance at December 27, 2019	170.5	$42.6	61.1	$(3,513.8)	$3,251.9	$4,494.6	$(8.0)	$4,267.3
Net income	—	—	—	—	—	181.1	—	181.1
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	0.3	0.1	—	(2.0)	20.4	—	—	18.5
Share-based compensation expense	—	—	—	—	34.1	—	—	34.1
Stock repurchase program	(3.2)	(0.8)	3.2	(283.8)	0.8	—	—	(283.8)
Dividends declared	—	—	—	—	—	(74.9)	—	(74.9)
Other comprehensive income	—	—	—	—	—	—	0.5	0.5
Balance at March 27, 2020	167.6	$41.9	64.3	$(3,799.6)	$3,307.2	$4,600.8	$(7.5)	$4,142.8

Balance at September 28, 2018	177.4	$44.4	51.0	$(2,732.5)	$3,061.0	$3,732.9	$(8.8)	$4,097.0
Net income	—	—	—	—	—	284.9	—	284.9
Exercise and settlement of share based awards, net of shares withheld for taxes	0.7	0.1	0.2	(19.6)	5.1	—	—	(14.4)
Share-based compensation expense	—	—	—	—	21.3	—	—	21.3
Stock repurchase program	(4.0)	(1.0)	4.0	(284.0)	1.0	—	—	(284.0)
Dividends declared	—	—	—	—	—	(67.1)	—	(67.1)
Other comprehensive income	—	—	—	—	—	—	0.6	0.6
Balance at December 28, 2018	174.1	$43.5	55.2	$(3,036.1)	$3,088.4	$3,950.7	$(8.2)	$4,038.3
Net income	—	—	—	—	—	214.0	—	214.0
Exercise and settlement of share based awards and related tax benefit, net of shares withheld for taxes	0.3	0.1	0.1	(1.5)	15.5	—	—	14.2
Share-based compensation expense	—	—	—	—	21.8	—	—	21.8
Stock repurchase program	(1.7)	(0.4)	1.7	(141.5)	0.5	—	—	(141.5)
Dividends declared	—	—	—	—	—	(66.0)	—	(66.0)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance at March 29, 2019	172.7	$43.2	57.0	$(3,179.1)	$3,126.2	$4,098.7	$(8.1)	$4,080.9

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	March 27, 2020	March 29, 2019
Cash flows from operating activities:
Net income	$438.1	$498.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	73.8	42.6
Depreciation	160.3	156.4
Amortization of intangible assets, including inventory step-up	22.7	28.6
Deferred income taxes	1.1	(27.6)
Other, net	2.1	0.8
Changes in assets and liabilities:
Receivables, net	97.7	112.0
Inventory	(37.0)	(66.9)
Accounts payable	(13.2)	(23.9)
Other current and long-term assets and liabilities	(66.8)	20.3
Net cash provided by operating activities	678.8	741.1
Cash flows from investing activities:
Capital expenditures	(171.9)	(226.2)
Purchased intangibles	(0.2)	(12.9)
Purchases of marketable securities	(178.8)	(166.7)
Sales and maturities of marketable securities	214.4	309.2
Net cash used in investing activities	(136.5)	(96.6)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(28.7)	(21.0)
Repurchase of common stock - stock repurchase program	(358.0)	(425.5)
Dividends paid	(150.0)	(133.1)
Net proceeds from exercise of stock options	43.3	6.8
Proceeds from employee stock purchase plan	12.2	11.3
Net cash used in financing activities	(481.2)	(561.5)
Net increase in cash and cash equivalents	61.1	83.0
Cash and cash equivalents at beginning of period	851.3	733.3
Cash and cash equivalents at end of period	$912.4	$816.3
Supplemental cash flow disclosures:
Income taxes paid	$81.1	$87.5
Non-cash investing in capital expenditures, accrued but not paid	$95.4	$69.9

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2019, filed with the SEC on November 14, 2019, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 27, 2020 (the “2019 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income and accumulated other comprehensive loss that are reported in these unaudited consolidated financial statements and accompanying disclosures. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Judgment is required in determining the reserves for, and fair value of, items such as overall fair value assessments of assets and liabilities, particularly those classified as Level 2 or Level 3 in the fair value hierarchy, marketable securities, inventory, intangible assets associated with business combinations, share-based compensation, loss contingencies, and income taxes. In addition, judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment testing. Actual results could differ significantly from these estimates.

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2020 consists of 53 weeks and ends on October 2, 2020. Fiscal 2019 consisted of 52 weeks and ended on September 27, 2019. The second quarters of fiscal 2020 and 2019 each consisted of 13 weeks and ended on March 27, 2020, and March 29, 2019, respectively.

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

2.    REVENUE RECOGNITION

The Company presents net revenue by geographic area based upon the location of the original equipment manufacturers’ (“OEMs”) headquarters as it believes that doing so best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net revenue by geographic area is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
United States	$415.4	$403.1	$1,005.8	$1,003.2
China	178.0	199.4	346.4	394.0
South Korea	73.9	106.0	133.0	205.0
Taiwan	59.1	64.1	101.0	104.8
Europe, Middle East and Africa	32.7	31.1	63.0	63.8
Other Asia-Pacific	7.0	6.7	13.0	11.6
Total	$766.1	$810.4	$1,662.2	$1,782.4

The Company’s revenue from external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes. Accrued customer liabilities of $40.5 million and $38.5 million have been included in other current liabilities within the consolidated balance sheets as of March 27, 2020, and September 27, 2019, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade accounts receivable are primarily derived from sales to electronic component distributors and manufacturers of communication products. The Company performs ongoing credit evaluations of its customers.

At March 27, 2020, and September 27, 2019, the Company's three largest accounts receivable balances comprised 57% and 67%, respectively, of aggregate gross accounts receivable.

Significant portions of the Company's sales are concentrated among a limited number of customers. The duration, severity, and future impact of the COVID-19 pandemic are highly uncertain and could result in significant disruptions to the business operations of the Company's customers. If one or more of these major customers significantly decreased its orders for the Company's products, the Company's business could be materially and adversely affected.

3.    MARKETABLE SECURITIES

The Company's portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
Available for sale:	March 27, 2020	September 27, 2019	March 27, 2020	September 27, 2019
U.S. Treasury and government	$56.5	$34.2	$27.7	$20.0
Corporate bonds and notes	83.4	66.2	6.4	5.9
Municipal bonds	21.6	102.9	—	1.7
Total	$161.5	$203.3	$34.1	$27.6

The contractual maturities of noncurrent available-for-sale marketable securities were due within two years or less. There were gross unrealized gains of $0.7 million on U.S. Treasury securities and $0.1 million on corporate bonds and notes as of March 27, 2020, and $0.1 million in gross unrealized losses on municipal bonds as of September 27, 2019.

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

•	Level 3 - Fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including assumptions and judgments made by the Company.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of March 27, 2020				As of September 27, 2019
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents*	$912.4	$772.7	$139.7	$—	$851.3	$809.5	$41.8	$—
U.S. Treasury and government securities	84.2	40.3	43.9	—	54.2	28.4	25.8	—
Corporate bonds and notes	89.8	—	89.8	—	72.1	—	72.1	—
Municipal bonds	21.6	—	21.6	—	104.6	—	104.6	—
Total	$1,108.0	$813.0	$295.0	$—	$1,082.2	$837.9	$244.3	$—

* Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, foreign government bonds, commercial paper, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and six months ended March 27, 2020.

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	March 27, 2020	September 27, 2019
Raw materials	$22.2	$24.4
Work-in-process	387.0	336.2
Finished goods	236.8	245.7
Finished goods held on consignment by customers	2.9	3.4
Total inventory	$648.9	$609.7

6.     PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following (in millions):

	As of
	March 27, 2020	September 27, 2019
Land and improvements	$11.8	$11.7
Buildings and improvements	402.9	354.4
Furniture and fixtures	43.7	33.8
Machinery and equipment	2,353.3	2,311.5
Construction in progress	207.7	172.5
Total property, plant and equipment, gross	3,019.4	2,883.9
Accumulated depreciation	(1,811.5)	(1,678.3)
Total property, plant and equipment, net	$1,207.9	$1,205.6

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and six months ended March 27, 2020.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three and six months ended March 27, 2020.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	March 27, 2020			September 27, 2019
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.0	$18.2	$(13.9)	$4.3	$25.6	$(19.5)	$6.1
Developed technology and other	4.1	94.4	(65.0)	29.4	94.4	(48.9)	45.5
Trademarks	3.0	1.6	(1.6)	—	1.6	(1.3)	0.3
Technology licenses	3.1	25.1	(9.3)	15.8	24.9	(4.8)	20.1
IPR&D		35.9	—	35.9	35.9	—	35.9
Total intangible assets		$175.2	$(89.8)	$85.4	$182.4	$(74.5)	$107.9

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. Accrued technology licenses payable of $14.2 million and $20.1 million have been included in other current liabilities within the consolidated balance sheets as of March 27, 2020, and September 27, 2019, respectively.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2020	2021	2022	2023	2024	Thereafter
Amortization expense, cost of goods sold	$9.6	$2.7	$0.1	$0.1	$0.1	$1.8
Amortization expense, operating expense	$10.9	$15.3	$5.0	$1.0	$1.0	$1.9
Total amortization expense	$20.5	$18.0	$5.1	$1.1	$1.1	$3.7

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
United States income taxes	$11.8	$21.3	$23.3	$50.9
Foreign income taxes	10.1	6.0	20.3	15.4
Provision for income taxes	$21.9	$27.3	$43.6	$66.3

Effective tax rate	10.8%	11.4%	9.0%	11.8%

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and six months ended March 27, 2020 and March 29, 2019, respectively, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and an increase in tax expense related to a change in the reserve for uncertain tax positions.

The Company operates under a tax holiday in Singapore, which is effective through September 30, 2030. The current tax holiday is conditioned upon the Company’s compliance with certain employment and investment thresholds in Singapore.

Accrued taxes of $23.4 million and $29.7 million have been included in other current liabilities within the consolidated balance sheets as of March 27, 2020, and September 27, 2019, respectively.

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

During the three months ended March 27, 2020, the Company paid $283.8 million (including commissions) in connection with the repurchase of 3.2 million shares of its common stock (paying an average price of $87.61 per share). During the six months ended March 27, 2020, the Company paid $358.0 million (including commissions) in connection with the repurchase of 4.0 million shares of its common stock (paying an average price of $89.92 per share). As of March 27, 2020, $1.3 billion remained available under the existing stock repurchase authorization.

Dividends
On May 4, 2020, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.44 per share. This dividend is payable on June 11, 2020, to the Company’s stockholders of record as of the close of business on May 21, 2020.

During the three and six months ended March 27, 2020, dividends charged to retained earnings were as follows (in millions, except per share data):

	2020
	Per Share	Total Amount
First quarter	$0.44	$75.1
Second quarter	0.44	74.9
Total	$0.88	$150.0

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statements of Operations (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Cost of goods sold	$7.2	$3.3	$11.4	$6.9
Research and development	17.2	9.9	32.0	22.4
Selling, general and administrative	15.8	8.6	30.4	13.3
Total share-based compensation	$40.2	$21.8	$73.8	$42.6

11.     LEASES

The Company determines if an arrangement is a lease at its inception. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised and excludes termination options. To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time. Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities in the Company's condensed consolidated balance sheet.
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
During the three and six months ended March 27, 2020, the Company recorded $6.3 million and $12.3 million of operating lease expense and $3.3 million and $4.0 million of variable lease expense, respectively. During the three and six months ended March 29, 2019, the Company recorded $4.7 million and $9.4 million of rent expense, respectively. The Company's finance leases and short-term leases are immaterial.
Supplemental cash information and non-cash activities related to operating leases are as follows (in millions):

Six Months Ended
March 27, 2020
Operating cash outflows from operating leases	$11.4
Operating lease assets obtained in exchange for new lease liabilities	$29.8

Maturities of lease liabilities under operating leases by fiscal year are as follows (in millions):

March 27, 2020
2020 (remainder)	$9.9
2021	23.7
2022	24.4
2023	23.8
2024	21.4
Thereafter	97.7
Total lease payments	200.9
Less: imputed interest	(28.3)
Present value of lease liabilities	172.6
Less: current portion (included in other current liabilities)	(20.7)
Total	$151.9

Future minimum lease liabilities under non-cancelable operating leases are as follows (in millions):

September 27, 2019
2020	$26.7
2021	25.9
2022	24.8
2023	23.3
2024	21.5
Thereafter	97.7
Total	$219.9

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

March 27, 2020
Weighted-average remaining lease term (years)	8.5
Weighted-average discount rate	3.3%

12.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Net income	$181.1	$214.0	$438.1	$498.8

Weighted average shares outstanding – basic	170.0	173.8	170.1	175.2
Dilutive effect of equity-based awards	1.1	0.8	1.2	0.9
Weighted average shares outstanding – diluted	171.1	174.6	171.3	176.1

Net income per share – basic	$1.07	$1.23	$2.58	$2.85
Net income per share – diluted	$1.06	$1.23	$2.56	$2.83

Anti-dilutive common stock equivalents	0.5	1.9	1.5	1.8

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three and six months ended March 27, 2020, and March 29, 2019, using the treasury stock method. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

13.     SUBSEQUENT EVENTS

The Company continues to monitor its supply chain in light of the COVID-19 pandemic. On April 13, 2020, state and local government officials from the state of Baja California, Mexico, informed the Company of their decision to temporarily suspend the Company's operations in Mexicali, Mexico (the “Mexicali Operations”), pursuant to the Mexican Ministry of Health’s Executive Order dated March 31, 2020, which suspended all non-essential public and private sector business in order to mitigate the spread of COVID-19. In compliance with this decision, the Company temporarily suspended its Mexicali Operations until April 27, 2020, when the Company received permission from state and local officials in Mexicali to resume the Mexicali Operations. The Company does not expect that the temporary suspension of its Mexicali Operations will have a significant impact on the Company's business operations. However, a renewed suspension of the Mexicali Operations for an extended period of time would likely impact the Company’s ability to meet customer demand and would likely impact its operating results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “seek,” “should,” “will,” “would,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the expected impact of the COVID-19 pandemic, the development of new products, enhancements of technologies, sales levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management as of the date the statement is first made, such statements can only be based on facts and factors then known by us. Consequently, forward-looking statements involve inherent risks and uncertainties, and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in, or anticipated by, the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the 2019 10-K, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of the initial filing of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements.

In this document, the words “we,” “our,” “ours,” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.
IMPACT OF COVID-19
The COVID-19 pandemic and likely resulting recession are affecting general economic conditions as well as conditions in our industry. Overall demand for our products has decreased as a result of the pandemic, which impacted our operating results for the three and six months ended March 27, 2020. The duration, severity, and future impact of the pandemic are highly uncertain and could result in significant disruptions to our business operations, including our supply chain, as well as negative impacts to our financial condition. We do not expect that the temporary suspension of our operations in Mexicali, Mexico, for approximately two weeks in April 2020, will have a significant impact on our business operations. However, a renewed suspension of our operations in Mexicali for an extended period of time would likely impact our ability to meet customer demand and would likely impact our operating results.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 27, 2020, AND MARCH 29, 2019

The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.0	50.6	50.7	50.3
Gross profit	49.0	49.4	49.3	49.7
Operating expenses:
Research and development	14.8	13.3	13.3	12.2
Selling, general and administrative	7.7	5.9	6.9	5.4
Amortization of intangibles	0.4	0.7	0.4	0.7
Restructuring and other charges	0.2	0.2	0.1	0.1
Total operating expenses	23.1	20.1	20.7	18.4
Operating income	25.9	29.3	28.6	31.3
Other income, net	0.5	0.5	0.2	0.3
Income before income taxes	26.4	29.8	28.8	31.6
Provision for income taxes	2.9	3.4	2.6	3.7
Net income	23.5%	26.4%	26.2%	27.9%

OVERVIEW

We, together with our consolidated subsidiaries, are empowering the wireless networking revolution. Our analog semiconductors are connecting people, places, and things spanning a number of new applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, industrial, medical, military, smartphone, tablet and wearable markets.

GENERAL

During the six months ended March 27, 2020, the following key factors contributed to our overall results of operations, financial position and cash flows:

•
Net revenue decreased by 6.7% to $1,662.2 million for the six months ended March 27, 2020, as compared with the corresponding period in fiscal 2019. This decrease in revenue was driven primarily by reduced demand resulting from the U.S. Bureau of Industry and Security of the U.S. Department of Commerce continuing to keep Huawei Technologies Co., Ltd. and certain of its affiliates (collectively, “Huawei”) on the Bureau’s Entity List (the “Entity List”). Additionally, demand for our products was negatively impacted by the recent COVID-19 pandemic.

•
Our ending cash, cash equivalents and marketable securities balance increased 2.4% to $1,108.0 million as of March 27, 2020, from $1,082.2 million as of September 27, 2019. This increase in cash, cash equivalents and marketable securities during the six months ended March 27, 2020, was primarily the result of cash generated from operations of $678.8 million, partially offset by the repurchase of 4.0 million shares of common stock for $358.0 million, capital expenditures of $171.9 million, and dividend payments of $150.0 million.

NET REVENUE

	Three Months Ended			Six Months Ended
	March 27, 2020	Change	March 29, 2019	March 27, 2020	Change	March 29, 2019
(dollars in millions)
Net revenue	$766.1	(5.5)%	$810.4	$1,662.2	(6.7)%	$1,782.4

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

The decrease in net revenue for the three and six months ended March 27, 2020, as compared with the corresponding periods in fiscal 2019, was driven by reduced demand resulting from Huawei continuing to remain on the Entity List as well as the COVID-19 pandemic.

GROSS PROFIT

	Three Months Ended			Six Months Ended
	March 27, 2020	Change	March 29, 2019	March 27, 2020	Change	March 29, 2019
(dollars in millions)
Gross profit	$375.6	(6.2)%	$400.2	$819.9	(7.4)%	$885.4
% of net revenue	49.0%		49.4%	49.3%		49.7%

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

The decrease in gross profit for the three months ended March 27, 2020, as compared with the corresponding period in fiscal 2019, was primarily the result of lower average selling prices, lower unit volumes, and unfavorable product mix. Gross profit margin decreased to 49.0% of net revenue for the three months ended March 27, 2020, as compared with 49.4% in the corresponding period in fiscal 2019.

The decrease in gross profit for the six months ended March 27, 2020, as compared with the corresponding period in fiscal 2019, was primarily the result of lower average selling prices and unfavorable product mix, partially offset by favorable unit volumes. Gross profit margin decreased to 49.3% of net revenue for the six months ended March 27, 2020, as compared with 49.7% in the corresponding period in fiscal 2019.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Six Months Ended
	March 27, 2020	Change	March 29, 2019	March 27, 2020	Change	March 29, 2019
(dollars in millions)
Research and development	$113.2	5.3%	$107.5	$220.8	1.9%	$216.7
% of net revenue	14.8%		13.3%	13.3%		12.2%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expenses for the three and six months ended March 27, 2020, as compared with the corresponding periods in fiscal 2019, was primarily related to an increase in employee-related compensation expense due to higher performance achievement with respect to performance stock awards. Research and development expense increased as a percentage of net revenue, when compared with the corresponding periods in fiscal 2019, as a result of our increased investment in developing new technologies and products.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Six Months Ended
	March 27, 2020	Change	March 29, 2019	March 27, 2020	Change	March 29, 2019
(dollars in millions)
Selling, general and administrative	$58.6	22.4%	$47.9	$114.0	19.2%	$95.7
% of net revenue	7.7%		5.9%	6.9%		5.4%

Selling, general and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general and administrative expenses for the three and six months ended March 27, 2020, as compared with the corresponding periods in fiscal 2019, was primarily related to increases in employee-related share-based compensation expense due to higher performance achievement with respect to performance stock awards. Selling, general and administrative expenses for the three and six months ended March 27, 2020, increased as a percentage of net revenue, as compared with the corresponding periods in fiscal 2019, primarily due to the increase in employee-related share-based compensation expense.

AMORTIZATION OF INTANGIBLES

	Three Months Ended			Six Months Ended
	March 27, 2020	Change	March 29, 2019	March 27, 2020	Change	March 29, 2019
(dollars in millions)
Amortization of intangibles, cost of goods sold	$5.9	(20.3)%	$7.4	$11.9	(23.2)%	$15.5
Amortization of intangibles, operating expense	5.4	(5.3)%	5.7	10.8	(17.6)%	13.1
Total amortization of intangibles, including inventory step-up	11.3		13.1	22.7		28.6
% of net revenue	3.0%		3.5%	1.4%		1.6%

The decrease in total amortization expense for the three and six months ended March 27, 2020, as compared with the corresponding periods in fiscal 2019, was primarily due to the end of the useful lives of certain intangible assets that were acquired in prior fiscal years.

PROVISION FOR INCOME TAXES

	Three Months Ended			Six Months Ended
	March 27, 2020	Change	March 29, 2019	March 27, 2020	Change	March 29, 2019
(dollars in millions)
Provision for income taxes	$21.9	(19.8)%	$27.3	$43.6	(34.3)%	$66.3
% of net revenue	2.9%		3.4%	2.6%		3.7%

We recorded a provision for income taxes of $21.9 million (which consisted of $11.8 million and $10.1 million related to United States and foreign income taxes, respectively) and $43.6 million (which consisted of $23.3 million and $20.3 million related to United States and foreign income taxes, respectively) for the three and six months ended March 27, 2020, respectively.

The decrease in income tax expense for the three and six months ended March 27, 2020, as compared with the corresponding periods in fiscal 2019, was primarily due to benefits related to increased foreign earnings taxed at rates lower than the federal statutory rate and increased windfall tax deductions.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in millions)	March 27, 2020	March 29, 2019
Cash and cash equivalents at beginning of period	$851.3	$733.3
Net cash provided by operating activities	678.8	741.1
Net cash used in investing activities	(136.5)	(96.6)
Net cash used in financing activities	(481.2)	(561.5)
Cash and cash equivalents at end of period	$912.4	$816.3

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. During the six months ended March 27, 2020, we generated $678.8 million of cash from operating activities, a decrease of $62.3 million as compared with the $741.1 million generated during the six months ended March 29, 2019. The decrease of $62.3 million in cash provided by operating activities during the six months ended March 27, 2020, as compared with the corresponding period in fiscal 2019, was primarily related to unfavorable changes in working capital.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid related to the purchase of marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $39.9 million increase in cash used in investing activities during the six months ended March 27, 2020, as compared with the corresponding period in fiscal 2019, was primarily related to a $106.9 million difference in the net purchase and sale of marketable securities, partially offset by a $54.3 million decrease in cash used for capital expenditures.

Cash used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity. The $80.3 million decrease in cash used in financing activities during the six months ended March 27, 2020, as compared with the corresponding period in fiscal 2019, was primarily related to a decrease of $67.5 million in stock repurchase activity and an increase of $36.5 million in net proceeds from employee stock option exercises. These decreases in cash used in financing activities were partially offset by an increase of $16.9 million in dividend payments and an increase of $7.7 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards.

Liquidity:
Cash, cash equivalents and marketable securities totaled $1,108.0 million as of March 27, 2020, representing an increase of $25.8 million from September 27, 2019. The increase resulted primarily from $678.8 million in cash generated from operations, partially offset by $358.0 million used to repurchase 4.0 million shares of stock, $150.0 million in cash dividend payments, and $171.9 million in capital expenditures. Based on our historical results of operations, we expect that our cash, cash equivalents and marketable securities on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $912.4 million and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, municipal bonds, other government securities) that total approximately $161.5 million and $34.1 million within short-term and long-term marketable securities, respectively, as of March 27, 2020.

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

Based on our results of operations for the three and six months ended March 27, 2020, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three months ended March 27, 2020, we had no outstanding foreign currency forward or option contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 27, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of March 27, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Due to the COVID-19 pandemic, a significant number of our employees are now working from home. The design of our processes, systems, and controls allows for remote execution with accessibility to secure data.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2019 10-K, which could materially affect our business, financial condition or future results. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 10-K, and such prior risk factor disclosure is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the new risk factor set forth below. There have been no other material changes to the risk factors previously disclosed in the 2019 10-K.

The effects of the global COVID-19 pandemic are adversely affecting our business operations, sales, and financial condition.

The COVID-19 pandemic—including both the resulting public health crisis as well as the measures being taken by governments, businesses, and individuals in an effort to limit COVID-19’s spread—has adversely affected, and is likely to continue to adversely affect, our business operations. The negative impacts of the COVID-19 pandemic on our business operations and financial condition and on our workforce, and the duration of such impacts, are uncertain, constantly evolving, and difficult to quantify, but have thus far included, or in the future may include, the following:

•
We have experienced a decrease in the overall demand for our products. We may experience further decreases in demand or for the pricing for our products, which could be exacerbated by a global economic downturn or recession or by delays in the widespread commercial deployment of 5G technology.

•
In April 2020, we suspended our operations in Mexicali, Mexico, for approximately two weeks pursuant to an order by the government of the state of Baja California, Mexico, resulting in the temporary reduction in our production levels. In the event that our manufacturing operations in Mexicali become subject to significant restrictions or are suspended again, or in the event that one or more of our other facilities is forced to suspend or limit its activities, including, but not limited to, as a result of such operations or activities not being considered to be an “essential” business under applicable laws, regulations, or orders, we may experience further reductions in production levels which would limit our ability to meet customer demand.

•
We have implemented certain measures at our facilities worldwide in an effort to protect our employees’ health and well-being (including social distancing, encouraging remote-work options wherever possible, limiting the number of employees attending meetings, reduced shift staffing, and suspending employee travel) which has temporarily impacted the overall efficiency of our operations.

•
Given that our suppliers are facing similar challenges as a result of the pandemic, it is possible that we will experience disruptions to our supply chain in connection with the sourcing of materials, equipment, engineering support, and other services.

•
We may experience increased disruptions to global transportation networks, limiting or delaying our ability to send or receive products and materials at one or more of our facilities, including as a result of trade restrictions, border closures, or disruptions in the operations of third-party carriers.

•
Significant portions of our sales are concentrated among a limited number of customers. We may experience negative impacts to our business operations if one or more of these major customers were to significantly decrease its orders for our products due to disruptions to its business operations.

•
We may experience negative impacts to our business operations, including to our production, sales, research and development, and other critical business functions, as a result of employee absenteeism, employee quarantines or other self-isolation, restrictions on our employees’ ability to work, or the refusal of our employees to perform certain duties as a result of their level of concern regarding the pandemic.

•
Our business operations, as well as the business operations of our customers, suppliers, and other third-party service providers, are subject to frequent and unpredictable changes in the political, regulatory, legal, or economic conditions in the jurisdictions in which they operate.

•	The deterioration of worldwide credit and financial markets could limit the ability of our customers to pay for product purchases in a timely manner, or pay at all.

•	In the event we are unable to fulfill our contractual obligations, lawsuits may be threatened or filed against us by customers or other third parties.

These effects, alone or taken together, could have a material adverse effect on our business, results of operations, customer and supplier relations, employee relations, cash flows, and financial condition. A sustained or prolonged COVID-19 outbreak could exacerbate the adverse impact of such effects. The resumption of normal business operations after any such business interruptions may be delayed or constrained by lingering effects of COVID-19 on our customers, suppliers, and other third-party service providers. There can be no assurance that any decrease in sales resulting from COVID-19 will be offset by increased sales in subsequent periods.

The degree to which COVID-19 impacts us will depend on future developments that are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain COVID-19 or treat its impact, and how quickly and to what extent normal economic and operating conditions resume. Even after the COVID-19 pandemic has subsided as a public health matter, we may experience material adverse impacts to our business as a result of its adverse impact on the global economy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended March 27, 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
12/28/19-01/24/20	277,482	(2)	$120.18	277,369	$1.52 billion
01/25/20-02/21/20	7,346	(3)	$116.58	—	$1.52 billion
02/22/20-03/27/20	2,972,876	(4)	$84.63	2,961,938	$1.27 billion
Total	3,257,704			3,239,307

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
(2) 277,369 shares were repurchased at an average price of $120.18 per share as part of our stock repurchase program, and 113 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $120.77 per share.
(3) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements.
(4) 2,961,938 shares were repurchased at an average price of $84.56 per share as part of our stock repurchase program, and 10,938 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $103.13 per share.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors					X

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

SKYWORKS SOLUTIONS, INC.

Date:	May 4, 2020	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)