Form 10-K
period 2020-10-02
SKYWORKS SOLUTIONS, INC.
filed 2020-11-17
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepares or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter March 27, 2020) was approximately $14.5 billion. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 11, 2020, was 166,081,720.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2021 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 2, 2020

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
•    our estimates of our expenses, future revenues, and profitability;
•    our estimates of the possible impacts of the COVID-19 pandemic;
•    our estimates of the size of the markets for our products and services;
•    our expectations related to the rate and degree of market acceptance of our products; and
•    our estimates of the success of other competing technologies that may become available.
Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known and understood by us. Consequently, forward-looking statements involve inherent risks and uncertainties and actual financial results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual financial results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this report (including in Item 1A, Risk Factors) and in the other documents filed by us with the Securities and Exchange Commission (“SEC”) in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

In this document, the words “we”, “our”, “ours”, “us”, “Skyworks”, and “the Company” refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity. In addition, the following is a list of industry standards that may be referenced throughout the document:
•5G (Fifth Generation): next-generation cellular network technology
•ASoC (Analog System on Chip): combines the required electronic circuits of various computer components into a single, integrated chip
•BAW (Bulk Acoustic Wave): electrical input signal is converted to an acoustic wave for filtering and converted back into an electrical signal by a metal-piezo-metal vertical structure
•BiFET (Bipolar Field Effect Transistor): integrates indium gallium phosphide–based heterojunction bipolar transistors with field effect transistors on the same gallium arsenide substrate
•DC (Direct Current): unidirectional flow of an electrical charge
•CMOS (Complementary Metal Oxide Semiconductor): a technology of constructing integrated circuits
•GaAs (Gallium Arsenide): a compound of the elements gallium and arsenic that is used in the production of semiconductors

•HBT (Heterojunction Bipolar Transistor): a type of bipolar junction transistor which uses differing semiconductor materials for the emitter and base regions, creating a heterojunction
•IoT (Internet of Things): the interconnection of uniquely identifiable embedded computing devices within the existing internet infrastructure
•LED (Light Emitting Diode): a two-lead semiconductor light source
•LTE (Long Term Evolution): 4th generation (“4G”) radio technologies designed to increase the capacity and speed of mobile telephone networks
•MIMO (Multiple In, Multiple Out): a method for multiplying the capacity of a radio link using multiple transmission and receiving antennas to exploit multipath propagation; more commonly, it refers to LTE, 5G, and Wi-Fi techniques to send more than one data signal (also known as data layers) with encoded information to increase capacity in modern telecommunications systems
•pHEMT (Pseudomorphic High Electron Mobility Transistor): a type of field effect transistor incorporating a junction between two materials with different band gaps
•RF (Radio Frequency): electromagnetic wave frequencies that lie in the range extending from around 3 kHz to 300 GHz
•SAW (Surface Acoustic Wave): electrical input signal is converted to an acoustic wave for filtering and converted back into an electrical signal by interdigitated transducers on a piezoelectric substrate
•SOI (Silicon On Insulator): technology refers to the use of layered silicon-insulator-silicon substrate in place of conventional silicon substrates in semiconductor manufacturing
•TC-SAW (Temperature Compensated Surface Acoustic Wave): SAW filters that have been designed to reduce shift in frequency over temperature
Skyworks and the Skyworks symbol are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and other countries. Third-party brands and names are for identification purposes only and are the property of their respective owners.

PART l

ITEM 1. BUSINESS.

Skyworks Solutions, Inc., together with its consolidated subsidiaries (“Skyworks” or the “Company”), is empowering the wireless networking revolution. The Company’s highly innovative analog semiconductors are connecting people, places, and things, spanning a number of new and previously unimagined applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, entertainment and gaming, industrial, medical, military, smartphone, tablet, and wearable markets.

Our key customers include Amazon, Apple, Arris, Bose, Cisco, DJI, Ericsson, Foxconn, Garmin, Gemalto (a Thales company), General Electric, Fibocom, Google, Honeywell, Huawei, Itron, Lenovo, LG Electronics, Microsoft, Motorola, Netgear, Northrop Grumman, OPPO, Rockwell Collins, Samsung, Sierra Wireless, Sonos, Technicolor, VIVO, Xiaomi, and ZTE. Our competitors include Analog Devices, Broadcom, Cirrus Logic, Maxim Integrated Products, Murata Manufacturing, NXP Semiconductors, Qorvo, and Qualcomm.

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

In August 2018, we acquired Avnera Corporation (“Avnera”) and expanded our leadership in wireless connectivity by adding ultra-low power analog circuits to enable smart interfaces via acoustic signal processing, sensors, and integrated software. The acquisition of Avnera enables us to capitalize on the rapid proliferation of audio functionality and its convergence with our advanced connectivity solutions. With our global sales channels, strong customer relationships and operational scale, we are leveraging Avnera’s innovative product portfolio and systems expertise to increase our footprint in automotive, industrial, home automation, enterprise, and high-end consumer markets.

Industry Background
Wireless connectivity is exploding on a global basis. The COVID-19 pandemic has underscored the importance of our mission of connecting everyone and everything, all the time. Work-from-home, remote healthcare, virtual education, and other social distancing trends, driven in part by the pandemic, have propelled an extraordinary need for faster speeds, increased bandwidth and capacity, significantly lower latency, and more reliable and secure wireless connectivity.

5G is dramatically altering the world, creating a market for diverse and transformative applications, and changing how individuals live, work, play, and learn. Most of the world’s largest economies now have functioning commercial 5G networks, and the world’s leading smartphone manufacturers have released 5G-enabled devices. The transition from 4G to 5G has just started, and according to a June 2020 Ericsson “Mobility Report,” there are expected to be 2.8 billion mobile 5G subscriptions globally by the end of 2025.

At the same time, connectivity is expanding into an adjacent set of IoT markets. From smart homes to the smart grid and from industrial to wearables, the number of connected devices is rapidly proliferating. ABI Research IoT Market Tracker forecasts 117 billion IoT connections by 2026. Skyworks is enabling these opportunities with highly customized system solutions supporting a broad set of wireless protocols including cellular LTE, Wi-Fi, Bluetooth®, LoRa®, Thread and Zigbee®. In addition, next-generation Wi-Fi 6 products are emerging as the standard offering across enterprise, carrier, and retail segments and are expected to accelerate the deployment of IoT devices. ABI Research anticipates relatively swift adoption with 1.4 billion Wi-Fi 6E chipset shipments by 2025.

Looking forward, we see significant growth opportunity for our industry and for Skyworks. The key catalysts for Skyworks will continue to be the insatiable demand for data and the profitable usage model, as each connection becomes more valuable and the world embraces 5G.

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

Skyworks is at the forefront of this sea change in connectivity, delivering the solutions that will enable the true potential of 5G and the IoT. We have a rich heritage in analog systems design and have spent years investing in key technologies and resources. Our strength is underpinned by world-class performance and scale across a broad array of capabilities that include advanced TC-SAW and BAW filters, an expanded family of MIMO, ultra-high band, and diversity receive modules and expanding into emerging technologies. From our breakthrough Sky5® unifying platform to our 5G small cell solutions, Skyworks’ approach across both infrastructure and user equipment facilitates powerful, high-speed end-to-end 5G connectivity.

Skyworks' Strategy
Our ambitious vision is to connect everyone and everything, all the time. To this end, key elements of our strategy include:

Industry-Leading Technology
As the industry migrates to more complex 5G architectures across a multitude of wireless applications, we are well positioned to help mobile device manufacturers handle growing levels of system complexity in the transmit and receive chain. The trend towards increasing front-end and analog design challenges in smartphones and other platforms plays directly into our core strengths and positions us to address these challenges. We believe that we offer the broadest portfolio of radio and analog solutions from the transceiver to the antenna as well as all required manufacturing process technologies. We also hold strong technology leadership positions in passive devices, advanced integration including proprietary shielding and 3-D die stacking as well as SAW, TC-SAW and BAW filters. Our product portfolio is reinforced by a library of approximately 3,950 worldwide patents and other intellectual property that we own and control. Together, our industry-leading technology enables us to deliver the highest levels of product performance and integration.

Customer Relationships
Given our scale and technology leadership, we are engaged with key original equipment manufacturers (“OEMs”), smartphone providers and baseband reference design partners. Our customers value our global supply chain, our innovative technology and our system engineering expertise, resulting in deep customer loyalty. We partner with our customers to support their long-term product road maps and are valued as a system solutions provider rather than just a point product vendor.

Diversification
We are diversifying our business in three areas: our addressed markets, our customer base, and our product offerings. By leveraging core analog and mixed signal technologies, we are expanding our family of solutions to a set of increasingly diverse end markets and customers. With the adoption of 5G and the opportunity to enable more applications, we are steadily growing our business beyond just mobile devices (where we support all top-tier manufacturers, including the leading smartphone suppliers and key baseband vendors) into additional high-performance analog markets, including automotive, home and factory automation, infrastructure, aerospace and defense, medical, smart energy, and wireless networking. In these markets we leverage our scale, intellectual property, and worldwide distribution network, which spans over 3,200 customers and over 2,500 analog components.

Delivering Operational Excellence
We vertically integrate our supply chain where we can differentiate with highly specialized internal manufacturing capabilities or enter into alliances and strategic relationships for leading-edge technologies. This hybrid manufacturing model allows us to better balance our manufacturing capacity with the demand of the marketplace. Our internal capacity utilization remains high, resulting in stable gross margins and strong return on invested capital on a broader range of revenue.

Additionally, we continue to drive reductions in product design and manufacturing cycle times and further improve product yields. The combination of agile, flexible capacity and world-class module manufacturing and scale advantage allows us to achieve low product costs while integrating multiple technologies into highly sophisticated multi-chip modules.

Maintaining a Performance-Driven Culture
We consider our people and corporate culture to be a major competitive advantage and a key driver of our overall strategy. We create key performance indicators that align employee efforts with corporate strategy and link responsibilities with performance measurement. Accountability is paramount, and we compensate our employees through a pay-for-performance methodology. We strive to be an employer-of-choice among peer companies and have created a work environment in which turnover is below geographic and industry averages.

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

Our Product Portfolio
Our product portfolio consists of various solutions, including:
•Amplifiers: the modules that strengthen the signal so that it has sufficient energy to reach a base station
•Antenna Tuners: aperture and impedance tuning products that improve antenna performance across frequencies
•Attenuators: circuits that allow a known source of power to be reduced by a predetermined factor (usually expressed as decibels)
•Circulators/Isolators: ferrite-based components commonly found on the output of high-power amplifiers used to protect receivers in wireless transmission systems
•Wireless ASoC: an intelligent 2.4 GHz and 5GHz wireless radio integrated circuit that includes all the analog and digital functions optimized for building cognitive wireless audio headsets, headphones, and wireless speaker systems
•DC/DC Converters: an electronic circuit which converts a source of direct current from one voltage level to another
•Demodulators: a device or an RF block used in receivers to extract the information that has been modulated onto a carrier or from the carrier itself
•Detectors: devices used to measure and control RF power in wireless systems
•Diodes: semiconductor devices that pass current in one direction only
•Directional Couplers: transmission coupling devices for separately sampling the forward or backward wave in a transmission line
•Diversity Receive Modules: devices used to improve receiver sensitivity in high data rate applications
•Filters: devices for recovering and separating mixed and modulated data in RF stages, including SAW, TC-SAW, and BAW filters
•Front-end Modules: two or more functions co-packaged to optimize the performance, cost, and application suitability in products, including intermediate or radio frequency signal paths
•Hybrid: a type of directional coupler used in radio and telecommunications
•LED Drivers: devices which regulate the current through a light emitting diode or string of diodes for the purpose of creating light
•Low Noise Amplifiers: devices used to reduce system noise figure in the receive chain
•Mixers: devices that enable signals to be converted to a higher or lower frequency signal and thereby allowing the signals to be processed more effectively
•Modulators: devices that take a baseband input signal and output a radio frequency modulated signal
•Optocouplers/Optoisolators: semiconductor devices that allow signals to be transferred between circuits or systems while ensuring that the circuits or systems are electrically isolated from each other
•Phase Locked Loops: closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal
•Phase Shifters: designed for use in power amplifier distortion compensation circuits in base station applications
•Power Dividers/Combiners: utilized to equally split signals into in-phase signals as often found in balanced signal chains and local oscillator distribution networks
•Receivers: electronic devices that change a radio signal from a transmitter into useful information
•Switches: components that perform the change between the transmit and receive function, as well as the band function for cellular handsets
•Synthesizers: devices that provide ultra-fine frequency resolution, fast switching speed, and low phase-noise performance
•Technical Ceramics: polycrystalline oxide materials used for a wide variety of electrical, mechanical, thermal, and magnetic applications
•Voltage Controlled Oscillators/Synthesizers: fully integrated, high performance signal source for high dynamic range transceivers
•Voltage Regulators: generate a fixed level which ideally remains constant over varying input voltage or load conditions

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

We believe the technical and complex nature of our products and markets demand an extraordinary commitment to maintain close ongoing relationships with our customers. As such, we strive to expand the scope of our customer relationship to include design, engineering, manufacturing, procurement, logistics, and project management. We also employ a collaborative approach in developing these relationships by combining the support of our design teams, applications engineers, manufacturing personnel, sales and marketing staff and senior management. Lastly, we leverage our customer relationships with cross-selling opportunities across product lines in order to maximize revenue.

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

Customer Concentration
A small number of OEMs historically has accounted for a significant portion of our net revenue. In the fiscal years ended October 2, 2020 (“fiscal 2020”), September 27, 2019 (“fiscal 2019”), and September 28, 2018 (“fiscal 2018”), Apple Inc. (“Apple”), through sales to multiple distributors, contract manufacturers and direct sales for multiple applications including smartphones, tablets, desktop and notebook computers, watches, and other devices, constituted more than ten percent of our net revenue. For further information regarding customer concentrations see Note 14 to Item 8 of this Annual Report on Form 10-K.

Intellectual Property and Proprietary Rights
We own or have a license to use numerous United States and foreign patents and patent applications related to our products and our manufacturing operations and processes. In addition, we own a number of trademarks and service marks applicable to certain of our products and services. We believe that our intellectual property, including patents, patent applications, trade secrets and trademarks, is of material importance to our business. We rely on patent, copyright, trademark, trade secret, and other intellectual property laws, as well as non-disclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, designs, devices, algorithms, processes, and other intellectual property. Our efforts may not meaningfully protect our intellectual property, or others may independently develop substantially equivalent or superior proprietary technologies, designs, devices, algorithms, processes, or other intellectual property. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark, and trade secret protection may not be available in those jurisdictions. In addition to protecting our intellectual property, we strive to strengthen our intellectual property portfolio to enhance our ability to obtain cross-licenses of intellectual property from others, to obtain access to intellectual property we do not possess and to more favorably resolve potential intellectual property claims against us. Due to rapid technological changes in the industry, we believe establishing and maintaining a technological leadership position depends primarily on our ability to develop new, innovative products through the technical competence of our engineering personnel.

Competitive Conditions
The competitive environment in the semiconductor industry is in a constant state of flux, with new products continually emerging and existing products approaching technological obsolescence. We compete on the basis of time-to-market, new product innovation, quality, performance, price, compliance with industry standards, strategic relationships with customers and baseband vendors, personnel, and protection of our intellectual property. We participate in highly competitive markets against numerous competitors that may be able to adapt more quickly than we can to new or emerging technologies and changes in customer requirements, or may be able to devote greater resources to the development, promotion, and sale of their products than we can.

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

Research and Development
Our products and markets demand rapid technological advancements requiring a continuous effort to enhance existing products and develop new products and technologies. Accordingly, we maintain a high level of research and development activity. We invested $464.1 million, $424.1 million, and $404.5 million in research and development during fiscal 2020, fiscal 2019, and fiscal 2018, respectively. The growth in research and development expenses were the result of increases in our internal product designs and product development activity for our target markets in each of these fiscal years. Our research and development expenses include new product development and innovations in integrated circuit design, investment in advanced semiconductor manufacturing processes, development of new packaging and test capabilities and research on next generation technologies and product opportunities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands.

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

Government Regulations
We are subject to international, federal, state, and local legislation, regulations, and other requirements relating to the discharge of substances into the environment; the treatment, transport, and disposal of hazardous wastes; recycling and product packaging; worker health and safety; and other activities affecting the environment, our workforce, and the management of our manufacturing operations. In addition, most of our customers have mandated that our operations and our products comply with various “green” initiatives and workers’ rights initiatives initiated by such customers, industry groups in which such customers participate, or the jurisdictions in which such customers operate. We believe that our operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws. Our efforts to comply with environmental laws and worker health and safety laws (including laws or regulations promulgated in response to the ongoing COVID-19 pandemic, as discussed below in Item 1A, Risk Factors) could have material impacts on our capital expenditures, competitive position, or financial condition, though the magnitude and duration of such impacts are uncertain and difficult to quantify.

We are also subject to import/export controls, tariffs, and other trade-related regulations and restrictions in the countries in which we have operations or otherwise do business. These controls, tariffs, regulations, and restrictions (including those related to, or affected by, United States-China relations, as discussed below in Item 1A, Risk Factors) have had, and we believe may continue to have, a material impact on our business, including our ability to sell products and to manufacture or source components.

Government regulations are subject to change in the future, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business, results of operations, or financial condition.

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

Employees
Skyworks’ workforce consists of approximately 10,000 employees located around the world, more than 99% of whom are full-time employees. As of October 2, 2020:

•Our workforce was distributed geographically approximately as follows: 61% in Mexico, 21% in the United States, 17% in Asia, 1% in Canada, and less than 1% in Europe.
•Our workforce was distributed by function approximately as follows: 51% in individual contributor manufacturing roles, 29% in engineering or technician roles, 10% in managerial roles, and 10% in professional or other administrative roles.
•Approximately 3,550 of our employees in Mexico, 670 of our employees in Singapore, and 350 of our employees in Japan were covered by collective bargaining and other union agreements.

In managing our business, we focus on attracting and retaining employees by providing compensation and benefits packages that are competitive within the applicable market, taking into account the job position’s location and responsibilities. Nearly all full-time employees across the globe are eligible to participate in one of the Company’s incentive plans, under which payments are tied to pre-established performance goals. In addition, we believe that developing our employees’ skillsets and decision-making abilities—through challenging project assignments, formal training, mentorship, and recognition—is key not only to our employees’ job satisfaction and our retention efforts, but also to maintaining a strong leadership pipeline.

ITEM 1A. RISK FACTORS.
You should carefully consider the risks described below, some of which have manifested and any of which may occur in the future, in addition to the other information contained in this report before making an investment decision with respect to any of our securities. Our business, results of operations, and financial condition could be materially and adversely impacted by any of these risks, which could in turn adversely affect our stock price. Additional risks not currently known to us or other factors not perceived by us as material risks could also present significant risks to our business.
Risks associated with operating a global business in many international jurisdictions
The effects of the global COVID-19 pandemic are adversely affecting our business operations.
The ongoing global COVID-19 pandemic—including both the resulting public health crisis as well as the measures being taken by governments, businesses, and individuals in an effort to limit COVID-19’s spread—has adversely affected, and continues to adversely affect, our business operations. The impacts of the COVID-19 pandemic on our business operations and workforce, and the duration of such impacts, are uncertain, constantly evolving, and difficult to quantify, but have thus far included, or in the future may include, the following:
•We have experienced large fluctuations in the demand for our products, including a significant decrease in overall demand in the initial stages of the pandemic followed more recently by substantial increases in demand for certain of our products. We may experience continued large fluctuations in demand or a reduction in the pricing of our products, either of which could be exacerbated by a continued or deepening global economic downturn or recession caused by the ongoing COVID-19 pandemic.
•In April 2020, we suspended our operations in Mexicali, Mexico, for approximately two weeks pursuant to an order by the government of the state of Baja California, Mexico, resulting in the temporary reduction in our production levels. In the event that our manufacturing operations in Mexicali become subject to significant restrictions or are suspended again, or in the event that one or more of our other facilities is forced to suspend or limit its activities, including, but not limited to, as a result of such operations or activities not being considered to be an “essential” business under applicable laws, regulations, or orders (including “shelter at home” orders or other quarantine-related orders), we may experience further reductions in production levels, which would limit our ability to meet customer demand and impact our operating results.
•We have implemented certain measures at our facilities worldwide in an effort to protect our employees’ health and well-being (including social distancing, allowing many employees to work remotely, limiting the number of employees attending meetings, screening employees and visitors when entering facilities, educating employees about the virus and preventative measures, enhancing cleaning protocols, and suspending employee travel), some of which have reduced the overall efficiency of our operations and increased manufacturing costs. The expected duration of such protective measures remains uncertain, and we may be required to implement additional measures in the future, further impacting our business operations.
•We have experienced, and may continue to experience, reduced production capacity as a result of employee quarantines, absenteeism, and attrition, as well as restrictions on certain of our employees’ ability to work. Additionally, we may experience negative impacts to our sales, marketing, research and development, and other critical business functions for similar reasons.
•Given the difficulty of forecasting demand and supply needs, and given that our suppliers are facing similar challenges as a result of the pandemic, we have experienced, and may continue to experience, disruptions to our supply chain in connection with the sourcing of materials, components, equipment, assembly and test services, engineering support, and other services.
•We have experienced, and may continue to experience, disruptions to global transportation networks, limiting or delaying our ability, and/or increasing our cost, to send or receive products and materials at one or more of our facilities, including as a result of trade restrictions, border closures, or disruptions in the operations of third-party carriers.
•Significant portions of our sales are concentrated among a limited number of customers. We may experience negative impacts to our business operations if one or more of these major customers were to significantly decrease its orders for our products due to disruptions to its business operations or other pandemic-related issues.
•Our business operations, as well as the business operations of our customers, suppliers, and other third-party service providers, are subject to frequent and unpredictable changes in the political, regulatory, legal, or economic conditions in the jurisdictions in which they operate.
•The deterioration of worldwide credit and financial markets could limit the ability of our customers to pay for product purchases in a timely manner, or at all.
•In the event we are unable to fulfill our contractual obligations, lawsuits may be threatened or filed against us by customers or other third parties. In addition, force majeure clauses in our contracts could limit our ability to pursue remedies for certain third-party disruptions and delays.

These effects, alone or taken together, could have a material adverse effect on our business, results of operations, customer and supplier relations, employee relations, cash flows, and financial condition. The resumption of normal business operations after any such interruptions may be delayed or constrained by lingering effects of COVID-19 on our customers, suppliers, and other third-party service providers. There can be no assurance that any decrease in sales resulting from COVID-19 will be offset by increased sales in subsequent periods.
The degree to which COVID-19 impacts us will depend on future developments that are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain COVID-19 or treat its impact, the timing and magnitude of the U.S. government’s economic stimulus efforts, and how quickly and to what extent normal economic and operating conditions resume. Even after the COVID-19 pandemic has subsided as a public health matter, we may experience material adverse impacts to our business as a result of its adverse impact on the global economy.
The risks of doing business internationally apply to all aspects of our operations.
We derive significant revenues from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. We have suppliers located outside the United States, and third-party packaging, assembly, and test facilities and foundries located in the Asia-Pacific region. We also operate our own wafer fabrication facilities in Kadoma, Japan, and Osaka, Japan, as well as packaging, assembly, and test facilities in Mexicali, Mexico, and in Singapore (with a substantial majority of our finished products being assembled and tested in our Mexicali facility). Our international sales and operations are subject to a number of risks inherent in selling and operating abroad. These include, but are not limited to, risks regarding:
•currency exchange rate fluctuations, including increases or decreases in commodities prices related to such fluctuations,
•local economic and political conditions, including, but not limited to, social, economic, and political instability related to the uncertainty regarding the relationships between the United States and China, Russia, Mexico, North Korea, Middle Eastern countries, other foreign countries, and the international community at large, and related to the United Kingdom’s withdrawal from the European Union,
•restrictive governmental actions (such as restrictions on transfer of funds, restrictions on individuals’ movement, including travel restrictions, quarantines, lockdowns, and curfews, and trade protection measures, including export duties, quotas, customs duties, border taxes, border closures, increased import or export controls, and tariffs), or actions by non-governmental individuals and groups (such as protests, insurgencies, and organized crime), that could negatively impact trade between, or increase the cost of operating in, the countries in which we do business,
•labor market conditions and laws,
•disruptions of capital and trading markets,
•inability to collect accounts receivable,
•changes in, or non-compliance with, legal or regulatory import/export requirements, including restrictions on selling to certain customers or into certain jurisdictions,
•natural disasters, acts of terrorism, widespread illness or other deterioration of public health conditions, and war,
•misappropriation or other unauthorized transfers of our electronic information and breaches of our information systems, as well as the potential lack of adequate remedies in certain jurisdictions,
•difficulty in engaging distribution partners or obtaining sales or other business support in certain jurisdictions,
•cultural differences in the conduct of business,
•direct or indirect government actions, subsidies, or policies aimed at supporting local industry,
•the laws and policies of the United States and other countries affecting trade, foreign investment and loans, foreign travel, and import or export licensing requirements,
•withdrawal from, or renegotiation of, existing trade agreements by the United States (or other jurisdictions) potentially affecting Mexico, China, and other countries in which we do business,
•changes in current or future tax law or regulations or new interpretations thereof, by federal or state agencies or foreign governments (including changes in certain countries in Europe and elsewhere regarding corporate taxes, transfer pricing, and tax treaty provisions),
•changes in the effective tax rate as a result of our overall profitability and mix of earnings in countries with differing statutory tax rates,
•results of audits and examination of previously filed tax returns,
•the possibility of being exposed to legal proceedings and potential penalties in a foreign jurisdiction, and/or increased compliance expense, as a result of the numerous, and sometimes conflicting, legal regimes on matters as diverse as anti-corruption, anti-bribery, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and protection (including, but not limited to, the European Union’s General Data Protection Regulation), employment, and labor relations, and

•limitations on our ability under local laws to protect or enforce our intellectual property rights in a particular foreign jurisdiction.
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
We are subject to the risks of doing business in China.
Although we intend to expand our business and operations in China, our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs and restrictions, currency controls, environmental regulations, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent, and the potential issuance of new laws and regulations creates uncertainty. In addition, changes in the political environment, governmental policies or United States-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties, or currency revaluations, which could have an adverse effect on our business plans and operating results. In particular, the imposition by the United States of tariffs on goods imported from China or deemed to be of Chinese origin and other government actions that restrict our ability to sell our products to Chinese customers or to manufacture or source components in China, and countermeasures imposed by China in response, could directly or indirectly adversely impact our manufacturing costs and the sales of our products in China and elsewhere. For example, during fiscal 2019, the U.S. Bureau of Industry and Security of the U.S. Department of Commerce placed Huawei Technology Co., Ltd., and certain of its affiliates (collectively, “Huawei”) on the Bureau’s Entity List (the “Entity List”), which resulted in our temporarily suspending shipments to Huawei. During fiscal 2020, the addition of other entities to the Entity List (with the prospect of more entities to be added in the future), together with changes to rules regarding the shipment of foreign direct products, again resulted in the suspension of shipments to Huawei. In the absence of further changes to applicable export laws and regulations, we will only be able to sell our products to Huawei and potentially other companies named on the Entity List pursuant to limited export licenses from the U.S. Department of Commerce. Further, the evolving labor market and increasing labor unrest in China may have a negative impact on our customers, which would result in a negative impact on our business, results of operations, and financial condition. Finally, China’s stated policy of reducing its dependence on foreign semiconductor manufacturers and other technology companies could result in reduced demand for our products in China and other key markets as well as reduced supply of critical materials for our products.
Changes in tax laws and regulations could have an adverse impact on our operating results.
We are subject to taxation in many different countries and localities worldwide. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Reform Act”), which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, and has had, and may continue to have, a significant impact on our operations.
Because the changes in U.S. tax law require a number of complex calculations that previously were not required, our actual tax liability may differ materially from our income tax provisions, estimates, and accruals. Changes in our interpretations and assumptions, as well as additional guidance issued under these laws, could increase income tax liabilities and/or reduce certain tax benefits. It is also possible that Congress will enact legislation in connection with the COVID-19 pandemic in addition to the Families First Coronavirus Response Act and the Coronavirus Aid, Relief, and Economic Security Act enacted in March 2020, some of which could have an impact on our operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Reform Act or other changes to tax law.

Future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to initiatives related to the Base Erosion and Profit Shifting Project of the Organisation for Economic Co-Operation and Development; the European Commission’s “state aid” investigations; and other developments could have an adverse effect on the taxation of international businesses, including our own. Furthermore, countries where we are subject to taxes, including the United States, evaluate their tax policies and rules on a regular basis, and we may see significant changes in legislation and regulations concerning taxation (including as a result of any changes proposed during the next U.S. presidential administration).
We are unable to predict what tax changes may be enacted in the future or what effect such changes would have on our business, but such changes could affect our effective tax rates in countries where we have operations and could have an adverse effect on our overall tax position in the future, along with increasing the complexity, burden, and cost of tax compliance.
Risks associated with the development, manufacturing, and sale of our products
Our operating results may be adversely affected by quarterly and annual fluctuations and market downturns.
Our revenues, earnings, and other operating results may fluctuate significantly on a quarterly and annual basis. These fluctuations are typically the result of a number of factors, many of which are beyond our control.
These factors include, among others:
•delays in the widespread deployment of commercial 5G networks or in consumer adoption of 5G-enabled devices,
•changes in end-user demand for the products manufactured and sold by our customers,
•the effects of competitive pricing pressures, including decreases in average selling prices of our products,
•production capacity levels and fluctuations in manufacturing yields,
•availability and cost of materials and services from our suppliers,
•the gain or loss of significant customers,
•our ability to develop, introduce, and market new products and technologies on a timely basis,
•market acceptance of our products and our customer’s products (including, but not limited to, market acceptance of new, emerging technologies),
•new product and technology introductions by competitors,
•delays in the adoption of standards by standard-setting bodies and delays in the commercial deployment or consumer adoption of certain technologies,
•actions by government regulators to restrict or delay the availability of sufficient spectrum for wireless technologies, including technologies that utilize unlicensed spectrum and/or shared spectrum,
•changes in consumers’ rates of replacement of smartphones and other devices that utilize our products,
•increasing industry consolidation among our competitors,
•changes in the mix of products produced and sold, and
•intellectual property disputes, including those concerning payments associated with the licensing and/or sale of intellectual property, and related remedies (e.g., monetary damages, injunctions, or exclusion orders affecting our or our customers’ products).
We employ certain methods, assumptions, estimates, and other subjective judgments in order to apply our accounting policies and to project future performance, and such projections may be publicly disclosed from time to time. Changes to such methods, assumptions, estimates, and judgments, combined with other factors that are difficult to forecast, including the factors listed above, could materially and adversely affect our quarterly or annual operating results and could produce actual operating results that differ significantly from previous estimates and projections. If our operating results fail to meet the expectations of analysts or investors, it could materially and adversely affect the price of our common stock.
We rely on a small number of customers for a large portion of our sales.
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business, results of operations, and financial condition could be materially and adversely impacted, which could adversely affect our stock price. In each of fiscal 2020, fiscal 2019, and fiscal 2018, one customer accounted for greater than ten percent of our net revenue. For further discussion see Note 14 to Item 8 of this Annual Report on Form 10-K.
We rely on Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) to design our products into their end products.
Our products are not sold directly to the end user but are components or subsystems of other products. As a result, we rely on OEMs and ODMs of wireless communications electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a manufacturer designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort, and risk on the part of that manufacturer. Also, achieving a design win with a customer does not ensure that we will receive revenue from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We may not continue to achieve design wins or to convert design wins into actual sales, and failure to do so could materially and adversely affect our operating results. Furthermore, as a result of our lengthy product development and sales cycle, we may incur significant research and development expenses, and selling, general, and administrative expenses, without generating the anticipated revenue associated with these products.
Our manufacturing processes are extremely complex, specialized, and subject to disruption.
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
Due to the highly specialized nature of our manufacturing processes, in the event of a disruption in production at one or more of our facilities for any reason, alternative production capacity would not be immediately available from third-party sources. These disruptions could have a material adverse effect on our business, results of operations, and financial condition. Our key facilities include, but are not limited to, our semiconductor wafer fabrication facilities in Newbury Park, California, and Woburn, Massachusetts, our SAW, TC-SAW, and BAW filter wafer fabrication facilities in Kadoma, Japan, and Osaka, Japan, and our assembly and test facilities in Mexicali, Mexico, and in Singapore.
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
We rely on foundries to provide silicon-based products and to supplement our gallium arsenide wafer manufacturing capacity. There are significant risks associated with reliance on third-party foundries, including:
•the lack of wafer supply, potential wafer shortages, and higher wafer prices,
•limited ability to respond to unanticipated changes in customer demand,
•limited control over delivery schedules, manufacturing yields, production costs, process technologies, and quality assurance, and
•the inaccessibility of, or delays in obtaining access to, key process technologies, materials, and IP blocks.

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
Further, the third-party foundries may experience financial difficulties or changes in control, be unable to deliver products to us in a timely manner, be unwilling to invest in processes that meet our needs, or suffer damage or destruction to their facilities, particularly since some of them are located in areas prone to natural disasters. If any disruption of manufacturing capacity occurs, we may not have alternative manufacturing sources immediately available. We may therefore experience difficulties, delays, or additional costs in securing an adequate supply of our products, which could impair our ability to meet our customers’ needs and have a material adverse effect on our operating results.
Although we own and operate assembly and test facilities, we still depend on subcontractors to package, assemble, and test certain of our products at cost-competitive rates. For those assembly and test subcontractors with whom we do not have long-term agreements, we typically procure services from these suppliers on a per-order basis. If any of our subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner and/or at cost-competitive rates. Due to the amount of time that it usually takes us to qualify assembly and test subcontractors, we could experience significant delays and/or costs in product shipments if we are required to find alternative assembly and test subcontractors for our components. Any problems that we may encounter with the delivery, quality, or cost of our products could damage our customer relationships and materially and adversely affect our business, results of operations, and financial condition.
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
We may not be able to effectively operate our business if we are unable to attract and retain qualified personnel.
As the source of our technological and product innovations, our key technical personnel represent a significant asset. Our success depends on our ability to continue to attract, retain, and motivate qualified personnel, including executive officers and other key management and technical personnel. The competition for management and technical personnel is intense in the semiconductor industry, and therefore we may not be able to continue to attract and retain the qualified management and other personnel necessary for the design, development, manufacture, and sale of our products. Our employees are highly sought after by our competitors and other companies, which in some cases may be able to offer compensation opportunities in excess of what we offer. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance and/or declines in the price of our common stock, given, among other factors, the use of equity-based compensation by us and our competitors. If we are unable to obtain required stockholder approval for future increases in the number of shares available under our long-term incentive plans, we may be limited in granting equity-based incentive awards, which may impair our efforts to attract and retain necessary personnel. Further, existing immigration laws, together with any changes to immigration policies or regulations in the United States, make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities in the United States, limiting the pool of available talent. Travel bans, difficulties obtaining visas and other restrictions on international travel make it more difficult to effectively manage our international operations, collaborate as a global company, and service our international customer base. The increased ability for employees in our industry to work from home or in other remote work arrangements could increase employee mobility and turnover, potentially making it more difficult for us to compete in the job market. We continue to anticipate increases in human resource needs, particularly in engineering. The loss of the services of one or more of our key employees or our inability to attract, retain, and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.
Our business would be adversely affected by the departure of existing members of our senior management team or if our senior management team is unable to effectively implement our strategy.
Our success depends, in large part, on the continued contributions of our senior management team, none of whom is bound by a written employment contract to remain with us for a specified period. The loss of any member of our senior management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. In addition, the loss of certain members of our senior management team could harm our relationships with key customers, which could negatively impact our future revenue, results of operations, and financial condition.
We are subject to uncertainties involving the ordering and shipment of, and payment for, our products.
Our sales are typically made pursuant to standard purchase orders and/or specified customer contracts for delivery of products and not under long-term supply arrangements with our customers. Our customers may seek to cancel or defer orders before shipment. Additionally, we sell a portion of our products through third-party distributors, some of whom have rights to return products if the product is nonconforming. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers and/or distributors may change their inventory practices on short notice for any reason. Many of our products are customized to the needs or specifications of a specific customer or have a limited number of potential buyers. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition. On the other hand, customers may require rapid increases in production on short notice, which could result in damaged customer relationships, increased liabilities, or harm to our reputation if we are unable to meet such increases in demand. Some of our customers have implemented vendor-managed inventory, consignment, or similar inventory programs that may result in an increase in the time between manufacture of, and payment for, our products.
In addition, if a customer or distributor encounters financial difficulties of its own as a result of a change in demand or for any other reason, the customer’s or distributor’s ability to make timely payments against our accounts receivable could be impaired.
We face a risk that capital needed for our business will not be available when we need it.
To the extent that our existing cash and cash equivalents and cash generated from operations are insufficient to fund our future activities (including, but not limited to, capital expenditures), we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital market conditions exist in the event we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis, if at all. Failure to obtain capital when required by our business circumstances would have a material adverse effect on us.
In addition, the future growth of our business is likely to require the expansion of our manufacturing facilities, the upgrade of our manufacturing equipment, strategic investments, and/or corporate acquisitions. The capital required to fund these investments may not be available in the future.
Risks associated with our industry
The semiconductor industry is highly cyclical and subject to significant downturns.
We operate in the semiconductor industry, which is cyclical and subject to rapid declines in demand for end-user products in both the consumer and enterprise markets. Uncertain worldwide economic and political conditions, together with other factors such as the volatility of the financial markets, continue to make it difficult for our customers and for us to accurately forecast and plan future business activities. For example, it is difficult to predict what impact the outcomes of the U.S. presidential and congressional elections in November 2020 may have on economic conditions, consumer confidence, geopolitical turmoil, civil unrest, and future legislation and regulation. In addition, the rapid increase in consumer demand for certain devices and technologies that enable remote work, education, and entertainment as a result of the COVID-19 pandemic could limit future consumer demand for such products. Uncertainty and economic weakness could result in a market contraction and, as a result, our business, results of operations, and financial condition would likely be materially and adversely affected. Such periods of industry downturn are characterized by diminished product demand and revenue, manufacturing overcapacity, excess inventory levels, accelerated erosion of average selling prices, bad debt, inventory charges, restructuring charges, and asset impairment charges. Furthermore, downturns in the semiconductor industry may be prolonged, and any extended delay or failure of the market to recover from an economic downturn would materially and adversely impact our business, results of operations, and financial condition, which could adversely affect our stock price.

The wireless communications and analog semiconductor markets are characterized by significant competition.
The wireless communications semiconductor industry, in general, and the other analog markets in which we compete are very competitive, which may cause pricing pressures, decreased gross margins, and rapid loss of market share. We compete with international and United States semiconductor manufacturers of all sizes in terms of resources and market share, including, but not limited to, Analog Devices, Broadcom, Cirrus Logic, Maxim Integrated Products, Murata Manufacturing, NXP Semiconductors, Qorvo, and Qualcomm.
We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in, and is expected to continue to result in, declining average selling prices for many of our products and increased challenges in maintaining or increasing revenue, gross margin, and market share. Furthermore, additional competitors may enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors and technological and public policy changes (including national or regional policies intended to develop and support localized competitors). We believe that the principal competitive factors for semiconductor suppliers in our markets include, among others:
•rapid time-to-market and product ramps (including, but not limited to, high-volume product ramps),
•timely new product innovation,
•ability to capture design wins in new growth markets, such as 5G,
•product quality, reliability, and performance,
•ability of certain products, including “high reliability” solutions, to perform under stringent operating conditions,
•product cost and selling price,
•features available in products,
•alignment with customer performance specifications,
•compliance with industry standards,
•strategic relationships with customers,
•access to, and the protection and enforcement of, intellectual property,
•ability to partner with or participate in reference designs of baseband vendors, and
•maintaining access to manufacturing capacity, raw materials, supplies, and services at a competitive cost.
We might not be able to successfully address these factors. Many of our competitors benefit from:
•long presence in key markets,
•brand recognition,
•high levels of customer satisfaction,
•vertical integration,
•strong baseband partnership/participation in reference designs,
•a broad product portfolio allowing them to bundle product offerings,
•ownership or control of key technology or intellectual property, and
•strong financial, sales and marketing, manufacturing, distribution, technical, or other resources.
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
Current and potential competitors have established, or may in the future establish, financial or strategic relationships among themselves or with customers, resellers, or other third parties. These relationships may affect customers’ purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. We may not be able to compete successfully against current and potential competitors. Increased competition could result in pricing pressures, decreased gross margins, and loss of revenue and market share and may materially and adversely affect our business, results of operations, and financial condition.
Remaining competitive in the semiconductor industry depends upon our ability to constantly innovate.
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
•to anticipate customer and market requirements and changes in technology and industry standards,
•to obtain sufficient manufacturing capacity within an international supply chain to meet customer demand,
•to define new products that meet customer and market requirements,
•to complete development of new products and bring products to market on a timely basis,
•to differentiate our products from offerings of our competitors,
•to achieve overall market acceptance of our products,
•to lengthen the time that a particular product is in demand,
•to source and maintain manufacturing materials, and
•to obtain adequate multi-jurisdictional intellectual property protection for our new products.
Our ability to manufacture current products, and to develop new products, depends on, among other factors, the viability and flexibility of our own internal information technology systems.
We continually evaluate expenditures for planned product development and choose among alternatives based on our understanding of customer technical requirements, new industry standards, and expectations of future market growth and technologies. We may not be able to develop and introduce new or enhanced wireless communications and analog semiconductor products in a timely and cost-effective manner, and our products may not satisfy customer requirements or achieve market acceptance, or we may not be able to anticipate new industry standards and technological changes. We also may not be able to respond successfully to new product announcements and introductions by competitors or to changes in the design or specifications of complementary products of third parties with which our products interface. If we fail to rapidly and cost-effectively introduce new and enhanced products in sufficient quantities that meet our customers’ requirements, our business, results of operations, and financial condition could be materially and adversely affected.
In addition, prices of many of our products decline, sometimes significantly, over time. Our products may become obsolete earlier than planned or may not have life cycles long enough to allow us to recoup the cost of our investment in designing such products. Accordingly, we believe that to remain competitive, we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We may not be able to continue to reduce the cost of producing and delivering our products in a timely manner and thereby remain competitive.
In order to remain competitive, we expect to continue to transition many of our products to increasingly smaller geometries and form factors. This transition often requires us to upgrade our capital equipment, modify the manufacturing processes for our products, design new products to more stringent standards, and redesign some existing products. We have experienced some difficulties migrating to smaller geometry process technologies or new manufacturing processes, which resulted in sub-optimal manufacturing yields, delays in product deliveries, and increased expenses. We may face similar difficulties, delays, and expenses as we continue to transition our products to smaller geometry processes in the future. In some instances, we depend on our relationships with our third-party foundries and packaging sub-contractors to transition to smaller geometry processes successfully. Our manufacturing partners may not be able to effectively manage the transition, or we may not be able to maintain our relationships with certain manufacturing partners. If our manufacturing partners or we experience significant delays in this transition or fail to efficiently implement this transition, our business, results of operations, and financial condition could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third-party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.
Increasingly stringent environmental laws, rules, regulations, and customer expectations may require us to redesign our existing products and processes and could adversely affect our ability to cost-effectively produce our products.
The semiconductor industry has been subject to increasing environmental regulations, particularly those environmental requirements that control and restrict the use, transportation, emission, discharge, storage, and disposal of certain chemicals, elements, and materials used or produced in the semiconductor manufacturing process. Heightened public focus on climate change, sustainability, and environmental issues has also led to increased government regulation and caused certain of our customers to impose environmental standards on us as a part of doing business with them. We expect that the trend of increasing environmental awareness will continue, which will result in higher costs of operations. In addition, our commitment to environmentally sustainable practices, while undertaken in a manner designed to be as efficient and cost effective as possible, may result in increases in costs of operations for us relative to our competitors until technologies and methods are developed that will help reduce those costs or such practices become industry best practice.

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
Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or adjoining countries, or were from recycled or scrap sources. The verification and reporting requirements, in addition to customer demands for conflict-free sourcing, impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed. In addition, our customers may begin to require reports on our sourcing of other minerals or substances, which may impact our ongoing operations and increase our operating costs.
New climate change laws and regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. Various jurisdictions in which we do business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, limitations or restrictions on water use, regulations on energy management and waste management, and other climate change-based rules and regulations, which may increase our expenses and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition, or competitive position.
Furthermore, environmental regulations often require parties to fund remedial action for violations of such regulations regardless of fault. Consequently, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. In addition, our customers increasingly require warranties or indemnity relating to compliance with environmental regulations. The amount of expense and capital expenditures that might be required to satisfy environmental liabilities, to complete remedial actions, and to continue to comply with applicable environmental laws may have a material adverse effect on our business, results of operations, and financial condition.
To be successful we may need to make investments and acquisitions, integrate companies we acquire, and/or enter into strategic alliances.
Although we have invested in the past, and intend to continue to invest, significant resources in internal research and development activities, the complexity and rapidity of technological changes and the significant expense of internal research and development make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we review investment, alliance, and acquisition prospects that would complement our product offerings, augment our market coverage, or enhance our technological capabilities. We may not be able to identify and consummate suitable investment, alliance, or acquisition transactions in the future. Moreover, if such transactions are consummated, they could result in:
•issuances of equity securities dilutive to our stockholders,
•restructuring or other impairment write-offs,
•the incurrence of substantial debt and assumption of unknown liabilities,
•the potential loss of key employees from the acquired company,
•recognition of additional liabilities known or unknown at the time of acquisition,
•amortization expenses related to intangible assets, and
•the diversion of management’s attention from other business concerns.
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
Risks associated with cybersecurity and intellectual property protection
We may not be able to prevent, or timely detect, information technology security breaches.

Security breaches, phishing, spoofing, attempts by others to gain unauthorized access to our information technology systems, networks, and databases and other cyberattacks continue to become more sophisticated and persistent and are sometimes successful. These incidents, which might be related to industrial, state-sponsored, and/or economic espionage, or financial cyber extortion or fraud, include covertly introducing malware and spyware to our computers and networks (or to an electronic system operated by a third party for our benefit) and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude, duration, and effects. The theft, unauthorized use, transfer, or publication of our intellectual property, our confidential business and/or technical information, or the personal data of our employees and customers by third parties or by our employees could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business and technology development. To the extent that any security breach or other cybersecurity incident results in inappropriate disclosure of our customers’, suppliers’, licensees’, or employees’ confidential information, we may incur liability, face contractual and regulatory fines and penalties, and sustain significant financial resources to remediate such breach. Such an incident could, among other things, also damage our reputation, impair our ability to attract and retain our customers, impact our stock price, and materially damage supplier relationships. If such incident impedes our inability to use or access our information systems for an extended period of time, this could adversely affect our business operations and financial results. In addition, certain suppliers and other third parties with whom we conduct business, including foundries, assembly and test contractors, and distributors, have been, and are likely to continue to be, subject to cybersecurity incidents or network disruptions that could jeopardize our proprietary or sensitive data, impact such third parties’ ability to meet their obligations to us, or otherwise negatively impact our ongoing business operations. We expect to continue devoting significant resources to the security of our information technology systems, networks, and databases, including through the training of our employees and monitoring the security posture of critical third parties who have access to our systems or sensitive data. However, we cannot ensure that these security measures and monitoring efforts will be sufficient to prevent or mitigate the damage caused by a cybersecurity incident or network disruption, and our systems may be vulnerable to hacking, insider threats, employee error or manipulation, system malfunctions or other adverse events. While we maintain insurance coverage to mitigate some of these risks, such coverage may be insufficient to cover all losses or all types of claims that may arise.
In order to remain competitive, we must be able to successfully protect our intellectual property rights.
We rely on patent, copyright, trademark, trade secret, and other intellectual property rights and laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, inventions, information, data, devices, algorithms, processes, and other intellectual property. In addition, we often incorporate the intellectual property of our customers, suppliers, or other third parties into our designs, and we have obligations with respect to the non-use and non-disclosure of such third-party intellectual property. From time to time, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity, enforceability, and scope of proprietary rights of others, including our customers. This could require us to expend significant resources and to divert the efforts and attention of our management and technical personnel from our business operations. Regardless of our actions:
•the steps we take to prevent misappropriation, infringement, dilution, or other violation of our intellectual property or the intellectual property of our customers, suppliers, or other third parties may not be successful,
•any of our existing or future patents, copyrights, trademarks, trade secrets, or other intellectual property rights may be challenged, invalidated, deemed unenforceable, or circumvented, and
•we may be contractually prohibited, or otherwise discouraged, by certain customers from pursuing remedies for third parties’ violations of our intellectual property.
A third party could copy, misappropriate, or otherwise obtain and use our technology without authorization, develop similar technology independently, or design around or invalidate our patents. If any of our intellectual property protection mechanisms fails to protect our technology, it would make it easier for our competitors to offer similar competitive products, potentially resulting in loss of market share and price erosion. Even if we receive a patent, the patent claims may not be broad enough to adequately cover and protect our technology or could be rendered invalid or unenforceable. Furthermore, even if we receive patent protection in the United States, we may not seek, or may not be granted, patent protection in other relevant foreign countries. In addition, effective patent, copyright, trademark, and trade secret protection and enforcement may be unavailable, impractical, or limited for certain technologies and in certain foreign countries.
We attempt to control access to, and distribution of, our proprietary and confidential information through operational, technological, and legal safeguards. Despite our efforts, parties, including current and former employees, consultants, customers, licensees, suppliers, vendors, and other third-party affiliates may attempt to copy, disclose, transfer, or obtain access to our information without our authorization. Furthermore, attempts by computer hackers to gain unauthorized access to our systems or information could result in our confidential and/or proprietary information being compromised or our manufacturing and other business operations being interrupted. While we make reasonable attempts to prevent such unauthorized access or misappropriation, we may be unable to anticipate or detect the methods used, or we may be unable to prevent the release of our confidential and/or proprietary information or that of a third party.

We are subject to the risks of licensing third-party intellectual property.
We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short product life cycles, and increasing levels of integration. Many of our products currently use or incorporate technology licensed or acquired from third parties and we expect our products in the future to also require technology from third parties. Our ability to keep pace with this market depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology for our current or future products become unavailable or the terms on which they are available become commercially unreasonable, and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete, we could lose market share, and our business could be adversely affected. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop substitute technology to deliver competitive products.
Risks associated with claims, litigation, and legal compliance
We may be subject to warranty claims, product recalls, and liability claims.
Although we invest significant resources in the testing of our products, from time to time we become aware of alleged defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs, or cash payments to settle claims pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. Certain of our products, including “high reliability” solutions, may not be able to perform under stringent operating conditions. Examples of our “high reliability” solutions include applications intended for the aerospace, automotive, medical, and military markets. The potential liabilities associated with these, and similar, provisions in certain of our customer contracts are in some cases capped at significant amounts, and in other cases are uncapped. In addition, because we do not always have a direct relationship with the end customers of our products, our products may be used in applications for which they were not necessarily designed or tested, and they may not perform as anticipated in such applications. Depending on the nature of any product defect claims, we may not be able to recoup our losses from our third-party suppliers. Investigating, analyzing, and/or remediating alleged product defects may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or third parties, including liability for costs associated with product recalls, indemnification claims, product redesigns, or obligations under customer contracts. If any of our products contain defects, or have reliability, quality, or compatibility problems, our reputation may be damaged, and we could be subject to liability claims, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results. Furthermore, such losses would not be covered under our existing corporate insurance programs.
We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology.
The semiconductor industry is characterized by vigorous protection, enforcement, and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark, and other intellectual property rights against technologies that are important to our business and manufacturing operations and have demanded and may in the future demand that we license their technology or refrain from using it.
Any litigation to determine the validity of any allegations that our products infringe or may infringe or misappropriate the intellectual property rights of another party, including indemnification claims arising from our contractual obligations of our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. Regardless of the merits of any specific claim, we may not prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation were to result in an adverse ruling, we could be required to:
•pay substantial damages,
•cease the manufacture, import, use, sale, or offer for sale of infringing products or processes,
•discontinue the use of infringing technology,
•expend significant resources to develop an alternate non-infringing technology, and
•license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.
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

Risks associated with owning our common stock
Our stock price has been volatile and may fluctuate in the future.
The trading price of our common stock has fluctuated and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:
•the volatility of the financial markets,
•uncertainty regarding the prospects of the domestic and foreign economies,
•instability in global credit and financial markets,
•our performance and prospects,
•the performance and prospects of our major customers and competitors,
•our revenue concentrations with relatively few customers,
•the depth and liquidity of the market for our common stock,
•the inclusion, exclusion, or removal of our stock from market indices, such as the S&P 500 Index,
•our stock repurchase and dividend activities,
•investor perception of us and the industry in which we operate,
•changes in earnings estimates, price targets, or buy/sell recommendations by analysts,
•domestic and international political conditions,
•domestic and international tax, fiscal, and trade policy decisions, and
•our ability to successfully identify, acquire, and integrate acquisition candidates.
Public stock markets have experienced price and trading volume volatility. This volatility has affected, and could significantly and negatively affect in the future, the market prices of securities of many technology companies, particularly the market price of our common stock.
In addition, fluctuations in our stock price, volume of shares traded, and changes in our trading multiples may make our stock attractive to momentum, hedge, day-trading, or activist investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction. We have been, and in the future may be, the subject of commentary by financial news media. Such commentary may contribute to volatility in our stock price. If our operating results do not meet the expectations of securities analysts, the financial news media, or investors, our stock price may decline, possibly substantially over a short period of time.
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
Future cash dividends and the amount and timing of our stock repurchases may be affected by, among other factors:
•our views on potential future capital requirements, including those related to acquisitions as well as research and development,
•our ability to generate sufficient earnings and cash flows,
•use of cash to consummate various acquisition transactions,
•capital requirements related to cash dividends and stock repurchase programs,
•changes in federal and state income tax laws or corporate laws, and
•changes to our business model.
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
We have certain anti-takeover measures that may affect our common stock. Our certificate of incorporation, our by-laws, and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our Board of Directors. Our certificate of incorporation and by-laws include provisions such as:
•the ability of our Board of Directors to issue shares of preferred stock in one or more series without further authorization of stockholders,
•a prohibition on stockholder action by written consent,
•a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders,

•a requirement that the affirmative vote of at least 80% of our shares be obtained to amend or repeal the provisions of our certificate of incorporation relating to the election and removal of directors or the right to act by written consent,
•a requirement that the affirmative vote of at least 80% of our shares be obtained for business combinations unless approved by a majority of the members of the Board of Directors and, in the event that the other party to the business combination is the beneficial owner of 5% or more of our shares, a majority of the members of the Board of Directors in office prior to the time such other party became the beneficial owner of 5% or more of our shares,
•a fair price provision, and
•a requirement that the affirmative vote of at least 90% of our shares be obtained to amend or repeal the fair price provision.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.
ITEM 2. PROPERTIES.

We have executive offices in Irvine, California, and Woburn, Massachusetts. For information regarding property, plant, and equipment by geographic region for each of the last three fiscal years, see Note 14 to Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

Location	Owned/Leased	Square Footage	Primary Function
Mexicali, Mexico	Owned	380,000	Manufacturing and office space
Woburn, Massachusetts	Owned	158,000	Manufacturing and office space
Adamstown, Maryland	Owned	121,200	Manufacturing and office space
Newbury Park, California	Owned	111,600	Manufacturing and office space
Osaka, Japan	Leased	405,300	Filter manufacturing
Singapore, Singapore	Leased	282,200	Filter manufacturing
Irvine, California	Leased	218,500	Design center and office space
Mexicali, Mexico	Leased	179,000	Manufacturing and office space
Newbury Park, California	Leased	115,700	Design center
Kadoma, Japan	Leased	97,300	Filter manufacturing and office space

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

The number of stockholders of record of our common stock as of November 2, 2020, was 10,419. On November 2, 2020, the Company announced that the Board of Directors had declared a cash dividend of $0.50 per share of common stock, payable on December 10, 2020, to stockholders of record as of November 19, 2020. We intend to continue to pay quarterly dividends subject to capital availability and our view that cash dividends are in the best interests of our stockholders. Future cash dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, debt issuance, changes in federal and state income tax law and changes to our business model.

Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of common stock made during the fiscal quarter ended October 2, 2020:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
6/27/20-7/24/20	490	(2)	$125.85	—	$1.21 billion
7/25/20-8/28/20	636,181	(3)	$142.17	627,437	$1.12 billion
8/29/20-10/2/20	1,031,417	(4)	$138.45	1,025,231	$0.98 billion
	1,668,088			1,652,668
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
(3) 627,437 shares were repurchased at an average price of $142.12 per share as part of our stock repurchase program, and 8,744 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $146.09 per share.
(4) 1,025,231 shares were repurchased at an average price of $138.42 per share as part of our stock repurchase program, and 6,186 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $142.76 per share.

ITEM 6. SELECTED FINANCIAL DATA.

The information set forth below for the five years ended October 2, 2020, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. Our fiscal year ends on the Friday closest to September 30. Fiscal 2020 consisted of 53 weeks and ended on October 2, 2020. Fiscal 2019, 2018, 2017, and 2016 each consisted of 52 weeks and ended on September 27, 2019, September 28, 2018, September 29, 2017, and September 30, 2016, respectively.

The following table represents the selected financial data (in millions, except per share data):

	Fiscal Years Ended
Statement of Operations Data:	October 2, 2020 (1)	September 27, 2019 (1)	September 28, 2018 (2)	September 29, 2017	September 30, 2016 (3)
Net revenue	$3,355.7	$3,376.8	$3,868.0	$3,651.4	$3,289.0
Operating income	$891.8	$952.0	$1,319.3	$1,253.8	$1,118.7
Operating margin	26.6%	28.2%	34.1%	34.3%	34.0%
Net income	$814.8	$853.6	$918.4	$1,010.2	$995.2
Earnings per share:
Basic	$4.84	$4.92	$5.06	$5.48	$5.27
Diluted	$4.80	$4.89	$5.01	$5.41	$5.18
Cash dividends declared per share	$1.82	$1.58	$1.34	$1.16	$1.06

	As of
Balance Sheet Data:	October 2, 2020	September 27, 2019	September 28, 2018	September 29, 2017	September 30, 2016
Working capital	$1,869.2	$1,860.6	$1,872.5	$2,245.8	$1,791.9
Property, plant, and equipment, net	$1,249.5	$1,205.6	$1,140.9	$882.3	$806.3
Total assets	$5,106.7	$4,839.6	$4,828.9	$4,573.6	$3,855.4
Stockholders’ equity	$4,164.2	$4,122.3	$4,097.0	$4,065.7	$3,541.4
____________
(1) Fiscal 2020 and fiscal 2019 net revenue, net income, and earnings per share were adversely impacted as a result of the U.S. Bureau of Industry and Security of the U.S. Department of Commerce placing Huawei on the Entity List in May 2019.
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

OVERVIEW

We, together with our consolidated subsidiaries, are empowering the wireless networking revolution. Our highly innovative analog semiconductors are connecting people, places, and things spanning a number of new and previously unimagined applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, entertainment and gaming, industrial, medical, military, smartphone, tablet, and wearable markets. Our key customers include Amazon, Apple, Arris, Bose, Cisco, DJI, Ericsson, Foxconn, Garmin, Gemalto (a Thales company), General Electric, Fibocom, Google, Honeywell, Huawei, Itron, Lenovo, LG Electronics, Microsoft, Motorola, Netgear, Northrop Grumman, OPPO, Rockwell Collins, Samsung, Sierra Wireless, Sonos, Technicolor, VIVO, Xiaomi, and ZTE.

Impact of COVID-19
The COVID-19 pandemic and the resulting economic downturn are affecting business conditions in our industry. Overall demand for our products has decreased as a result of the pandemic, which impacted our operating results for fiscal 2020. The duration, severity, and future impact of the pandemic continue to be highly uncertain and could still result in significant disruptions to our business operations, including our supply chain, as well as negative impacts to our financial condition. As a result of the temporary suspension of our operations in Mexicali, Mexico, for approximately two weeks in April 2020, we incurred a $23.4 million production utilization charge, as described below. A renewed suspension of our operations in Mexicali, or a continued reduction in our production capacity due to employee quarantines, employee absenteeism, and restrictions on certain of our employees’ ability to work, would negatively impact our future operating results.

RESULTS OF OPERATIONS

Fiscal Years Ended October 2, 2020, September 27, 2019, and September 28, 2018.
The following table sets forth the results of our operations expressed as a percentage of net revenue. See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 27, 2019, filed with the SEC on November 14, 2019, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 27, 2020 (the “2019 10-K”), for Management’s Discussions and Analysis of Financial Condition and Results of Operations for the fiscal year ended September 28, 2018.

	October 2, 2020	September 27, 2019	September 28, 2018
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	51.9	52.5	49.6
Gross profit	48.1	47.5	50.4
Operating expenses:
Research and development	13.7	12.5	10.4
Selling, general, and administrative	6.9	5.9	5.4
Amortization of intangibles	0.4	0.7	0.5
Restructuring, impairment, and other charges	0.4	0.2	—
Total operating expenses	21.5	19.3	16.3
Operating income	26.6	28.2	34.1
Other income (expense), net	—	0.3	0.3
Income before income taxes	26.6	28.5	34.4
Provision for income taxes	2.3	3.2	10.7
Net income	24.3%	25.3%	23.7%

General
During the fiscal year ended October 2, 2020, the following key factors contributed to our overall results of operations, financial position, and cash flows:
•Net revenue decreased 0.6% to $3,355.7 million, as compared to fiscal 2019. This decrease in revenue was driven primarily by reduced demand resulting from Huawei continuing to remain on the Entity List. Additionally, demand for our products was negatively impacted by the ongoing COVID-19 pandemic. These decreases in revenue were partially offset by an increase in demand for our new 5G solutions being deployed across a growing set of customers.
•Our ending cash, cash equivalents and marketable securities balance decreased 9.5% to $980.0 million in fiscal 2020 from $1,082.2 million in fiscal 2019. This decrease in cash, cash equivalents and marketable securities during fiscal 2020, was primarily the result of the repurchase of 6.3 million shares of common stock for $647.5 million, capital expenditures of $389.4 million, and dividend payments of $307.0 million, partially offset by cash generated from operations of $1,204.5 million.

Net Revenue

	Fiscal Years Ended
	October 2, 2020	Change	September 27, 2019	Change	September 28, 2018
(dollars in millions)
Net revenue	$3,355.7	(0.6)%	$3,376.8	(12.7)%	$3,868.0

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
The decrease in net revenue in fiscal 2020, as compared to fiscal 2019, was driven by reduced demand resulting from Huawei continuing to remain on the Entity List as well as the ongoing COVID-19 pandemic, partially offset by an increase in demand for our new 5G solutions being deployed across a growing set of customers.
For information regarding net revenue by geographic region and customer concentration, see Note 14 to Item 8 of this Annual Report on Form 10-K.

Gross Profit

	Fiscal Years Ended
	October 2, 2020	Change	September 27, 2019	Change	September 28, 2018
(dollars in millions)
Gross profit	$1,612.9	0.6%	$1,603.8	(17.8)%	$1,950.7
% of net revenue	48.1%		47.5%		50.4%

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

The increase in gross profit in fiscal 2020, as compared to fiscal 2019, was primarily the result of a favorable product mix, partially offset by lower unit volumes and lower average selling prices. In addition, there was a $23.4 million production utilization charge in fiscal 2020, due to the temporary suspension of our operations in Mexicali in the government's effort to contain the COVID-19 pandemic. This one-time charge was less than the $66.1 million inventory-related one-time charge incurred in fiscal 2019, due to lower expected demand as a result of Huawei being added to the Entity List. As a result of these impacts, gross profit margin increased to 48.1% of net revenue for fiscal 2020, as compared to 47.5% in fiscal 2019.

Research and Development

	Fiscal Years Ended
	October 2, 2020	Change	September 27, 2019	Change	September 28, 2018
(dollars in millions)
Research and development	$464.1	9.4%	$424.1	4.8%	$404.5
% of net revenue	13.8%		12.5%		10.4%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes and design tool costs.

The increase in research and development expense in fiscal 2020, as compared to fiscal 2019, was primarily related to an increase in employee-related share-based compensation expense due to higher performance achievement with respect to performance stock awards.
Selling, General, and Administrative

	Fiscal Years Ended
	October 2, 2020	Change	September 27, 2019	Change	September 28, 2018
(dollars in millions)
Selling, general, and administrative	$231.4	16.7%	$198.3	(4.6)%	$207.8
% of net revenue	6.9%		5.9%		5.4%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses in fiscal 2020, as compared to fiscal 2019, was primarily related to increases in employee-related share-based compensation expense due to higher performance achievement with respect to performance stock awards.

Amortization of Intangibles

	Fiscal Years Ended
	October 2, 2020	Change	September 27, 2019	Change	September 28, 2018
(dollars in millions)
Total amortization of intangibles, including inventory step-up	46.0	(18.9)%	56.7	112.4%	26.7
% of net revenue	1.5%		1.7%		0.7%

The decrease in total amortization expense for fiscal 2020, as compared to fiscal 2019, was primarily related to fully amortized intangible assets that were acquired in prior years.

Restructuring, Impairment, and Other Charges

	Fiscal Years Ended
	October 2, 2020	Change	September 27, 2019	Change	September 28, 2018
(dollars in millions)
Restructuring, impairment, and other charges	$13.8	102.9%	$6.8	750.0%	$0.8
% of net revenue	0.4%		0.2%		—%

Restructuring, impairment, and other charges incurred in fiscal 2020 were primarily related to the abandonment of a previously capitalized in-process research and development (“IPR&D”) project.

Restructuring, impairment, and other charges incurred in fiscal 2019 were primarily related to employee severance and other termination benefits as well as charges on a leased facility resulting from restructuring plans initiated during the period.

Provision for Income Taxes

	Fiscal Years Ended
	October 2, 2020	Change	September 27, 2019	Change	September 28, 2018
(dollars in millions)
Provision for income taxes	$76.9	(28.4)%	$107.4	(74.0)%	$413.7
% of net revenue	2.3%		3.2%		10.7%

The annual effective tax rate for fiscal 2020 of 8.6% was less than the United States federal statutory rate of 21.0% primarily due to benefits of 9.7% related to foreign earnings taxed at a rate less than the United States federal rate, 4.6% related to benefits from the foreign derived intangible income (“FDII”) deduction, 1.2% related to stock windfall deductions, and 2.6% related to the recognition of federal research and development tax credits, partially offset by increases in income tax rate expense impact of 4.0% related to global intangible low-taxed income (“GILTI”) expense, and 1.1% related to a change in our tax reserves.

The decrease in the effective tax rate for fiscal 2020, as compared to the 11.2% effective rate for fiscal 2019, was primarily due to benefits related to favorable changes to GILTI and increased windfall tax deductions.

See Note 8 to Item 8 of this Annual Report on Form 10-K for additional information regarding income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
(in millions)	October 2, 2020	September 27, 2019	September 28, 2018
Cash and cash equivalents at beginning of period	$851.3	$733.3	$1,616.8
Net cash provided by operating activities	1,204.5	1,367.4	1,260.6
Net cash used in investing activities	(581.4)	(336.9)	(1,150.4)
Net cash used in financing activities	(907.7)	(912.5)	(993.7)
Cash and cash equivalents at end of period	$566.7	$851.3	$733.3

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $162.9 million decrease in cash provided by operating activities for fiscal 2020, as compared to fiscal 2019, was primarily related to unfavorable changes in working capital.

Cash used in investing activities:
Cash used in investing activities consists primarily of cash paid for acquisitions net of cash acquired, capital expenditures, purchased intangibles, and cash related to the sale or maturity of marketable securities. The $244.5 million increase in cash used in investing activities for fiscal 2020, as compared to fiscal 2019, was primarily related to a $269.3 million difference in the net purchase and sale of marketable securities, partially offset by a $9.0 million decrease in cash used for capital expenditures.

Cash used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity. The $4.8 million decrease in cash used in financing activities for fiscal 2020, as compared to fiscal 2019, was primarily related to an increase of $35.0 million in net proceeds from employee stock option exercises and a decrease of $10.1 million in stock repurchase activity. These decreases in cash used in financing activities were partially offset by an increase of $33.1 million in dividend payments and an increase of $10.3 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards.

Liquidity:
Cash, cash equivalents and marketable securities totaled $980.0 million as of October 2, 2020, representing a decrease of $102.3 million from September 27, 2019. The decrease resulted from $647.5 million used to repurchase 6.3 million shares of stock, $389.4 million in capital expenditures, and $307.0 million in cash dividend payments, which was partially offset by $1,204.5 million in cash generated from operations during fiscal 2020. Based on our historical results of operations, we expect that our cash, cash equivalents and marketable securities on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid marketable securities that are available to meet near-term cash requirements including: term deposits, certificate of deposits, money market funds, U.S. Treasury securities, agency securities, corporate debt securities and commercial paper.

OFF-BALANCE SHEET ARRANGEMENTS

All significant contractual obligations are recorded on our consolidated balance sheet or fully disclosed in the notes to our consolidated financial statements. We have no material off-balance sheet arrangements as defined in SEC Regulation S-K Item 303(a)(4)(ii).

CONTRACTUAL CASH FLOWS

Set forth below is a summary of our contractual payment obligations related to our operating leases, other commitments, and long-term liabilities at October 2, 2020 (in millions):

	Payments Due By Period
Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Other long-term liabilities (1)	$310.1	$19.1	$38.2	$38.2	$214.6
Operating lease obligations	203.4	25.7	53.8	42.3	81.6
Other commitments (2)	11.5	8.0	3.5	—	—
Total	$525.0	$52.8	$95.5	$80.5	$296.2
_________________________

(1)Other long-term liabilities primarily include our gross unrecognized tax benefits, repatriation tax payable, and executive deferred compensation. Gross unrecognized tax benefits and executive deferred compensation are both classified as beyond five years due to the uncertain nature of the liabilities.
(2)Other commitments consist of contractual license and royalty payments and other purchase obligations.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex, or subjective judgments or estimates. Based on this definition, our most critical accounting policies include revenue recognition, which impacts the recording of net revenue; inventory valuation, which impacts the cost of goods sold and gross margin; assessment of goodwill and long-lived assets, which impacts the impairment of the respective assets; share-based compensation, which impacts cost of goods sold and operating expenses; loss contingencies, which impacts operating expenses; and income taxes, which impacts the income tax provision. These policies and significant judgments involved are discussed further below. We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our significant accounting policies are described in Note 2 to Item 8 of this Annual Report on Form 10-K.

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

Income Taxes. The application of tax laws and regulations to calculate our tax liabilities is subject to legal and factual interpretation, judgment, and uncertainty in a multitude of jurisdictions. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We record an amount as an estimate of probable additional income tax liability at the largest amount that we feel is more likely than not, based upon the technical merits of the position, to be sustained upon audit by the relevant tax authority.

OTHER MATTERS

Inflation did not have a material impact on our results of operations during the three-year period ended October 2, 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $566.7 million and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, municipal bonds) that total approximately $408.1 million and $5.2 million within short-term and long-term marketable securities, respectively, as of October 2, 2020.

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

Based on our results of operations for the fiscal year ended October 2, 2020, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash, cash equivalents, and other investments, we do not believe that investment or interest rate risks currently pose material exposures to our business or results of operations.

Foreign Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A percentage of our international operational expenses are denominated in foreign currencies and exchange rate volatility could positively or negatively impact those operating costs. For the fiscal years ended October 2, 2020, September 27, 2019, and September 28, 2018, we had foreign exchange losses of $5.9 million, $6.2 million, and $5.5 million, respectively. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufacturers denominated in foreign currencies, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the fiscal year ended October 2, 2020, we had no outstanding foreign currency forward or option contracts with financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 36

(2)	Consolidated Statements of Operations for the three years ended October 2, 2020	Page 38

(3)	Consolidated Statements of Comprehensive Income for the three years ended October 2, 2020	Page 39

(4)	Consolidated Balance Sheets at October 2, 2020, and September 27, 2019	Page 40

(5)	Consolidated Statements of Cash Flows for the three years ended October 2, 2020	Page 41

(6)	Consolidated Statements of Stockholders’ Equity for the three years ended October 2, 2020	Page42

(7)	Notes to Consolidated Financial Statements	Page 43 through 60

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Skyworks Solutions, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries (the Company) as of October 2, 2020 and September 27, 2019, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended October 2, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 2, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 2, 2020 and September 27, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended October 2, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal 2020 due to the adoption of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the Gross Unrecognized Tax Benefits
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits of $117.6 million in domestic and foreign jurisdictions as of October 2, 2020. The Company records unrecognized tax benefits when there is more than a 50% likelihood that its tax positions will not be sustained upon examination by the taxing authorities. This determination requires management of the Company to apply judgment in the interpretation of domestic and international tax laws and regulations.
We identified the assessment of the gross unrecognized tax benefits as a critical audit matter because of the high degree of auditor judgment involved in evaluating the Company’s interpretation of domestic and international tax laws and regulations, including the need to involve professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s unrecognized tax benefit process, including controls over the interpretation of domestic and international tax laws and regulations. We involved domestic and international tax professionals with specialized skills and knowledge, who assisted in:
–assessing the Company’s ongoing compliance with applicable domestic and international tax laws and regulations,
–reading the Company’s documentation that provided the basis for its tax positions,
–evaluating the impact of changes in the Company’s tax structure, changes in domestic and international tax laws and regulations, and similar settlements with applicable taxing authorities, and
–evaluating the Company’s interpretation of domestic and international tax laws and regulations based on our understanding and interpretation of the domestic and international tax laws and regulations.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Irvine, California
November 16, 2020

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Fiscal Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Net revenue	$3,355.7	$3,376.8	$3,868.0
Cost of goods sold	1,742.8	1,773.0	1,917.3
Gross profit	1,612.9	1,603.8	1,950.7
Operating expenses:
Research and development	464.1	424.1	404.5
Selling, general, and administrative	231.4	198.3	207.8
Amortization of intangibles	11.8	22.6	18.3
Restructuring, impairment, and other charges	13.8	6.8	0.8
Total operating expenses	721.1	651.8	631.4
Operating income	891.8	952.0	1,319.3
Other income (expense), net	(0.1)	9.0	12.8
Income before income taxes	891.7	961.0	1,332.1
Provision for income taxes	76.9	107.4	413.7
Net income	$814.8	$853.6	$918.4
Earnings per share:
Basic	$4.84	$4.92	$5.06
Diluted	$4.80	$4.89	$5.01
Weighted average shares:
Basic	168.5	173.5	181.3
Diluted	169.9	174.5	183.2

Cash dividends declared and paid per share	$1.82	$1.58	$1.34

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Net income	$814.8	$853.6	$918.4
Other comprehensive income (loss), net of tax
Fair value of investments	0.1	0.3	(0.1)
Pension adjustments	—	0.5	—
Foreign currency translation adjustment	—	—	(0.2)
Comprehensive income	$814.9	$854.4	$918.1

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	October 2, 2020	September 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$566.7	$851.3
Marketable securities	408.1	203.3
Receivables, net of allowance of $0.6 and $0.8, respectively	393.6	465.3
Inventory	806.0	609.7
Other current assets	143.2	105.0
Total current assets	2,317.6	2,234.6
Property, plant, and equipment, net	1,249.5	1,205.6
Operating lease right-of-use assets	167.9	—
Goodwill	1,189.8	1,189.8
Intangible assets, net	53.5	107.9
Deferred tax assets, net	55.3	40.8
Marketable securities	5.2	27.6
Other long-term assets	67.9	33.3
Total assets	$5,106.7	$4,839.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	226.9	190.5
Accrued compensation and benefits	113.5	76.0
Other current liabilities	108.0	107.5
Total current liabilities	448.4	374.0
Long-term tax liabilities	311.3	312.4
Long-term operating lease liabilities	150.7	—
Other long-term liabilities	32.1	30.9
Total liabilities	942.5	717.3
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 232.3 shares issued and 165.6 shares outstanding at October 2, 2020, and 230.2 shares issued and 170.1 shares outstanding at September 27, 2019	41.4	42.5
Additional paid-in capital	3,403.7	3,188.0
Treasury stock, at cost	(4,093.5)	(3,412.9)
Retained earnings	4,820.4	4,312.6
Accumulated other comprehensive loss	(7.8)	(7.9)
Total stockholders’ equity	4,164.2	4,122.3
Total liabilities and stockholders’ equity	$5,106.7	$4,839.6

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Cash flows from operating activities:
Net income	$814.8	$853.6	$918.4
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	156.6	80.1	107.8
Depreciation	318.3	314.9	272.5
Amortization of intangible assets, including inventory step-up	46.0	56.7	26.7
Deferred income taxes	(13.4)	(6.1)	27.3
Asset impairment charges	11.8	—	—
Changes in fair value of contingent consideration	—	(3.1)	(11.9)
Other, net	3.8	16.8	(0.7)
Changes in assets and liabilities:
Receivables, net	71.7	190.5	(193.8)
Inventory	(190.4)	(119.6)	11.9
Accounts payable	61.1	(33.0)	(126.0)
Other current and long-term assets and liabilities	(75.8)	16.6	228.4
Net cash provided by operating activities	1,204.5	1,367.4	1,260.6
Cash flows from investing activities:
Capital expenditures	(389.4)	(398.4)	(422.3)
Purchased intangibles	(9.1)	(25.0)	(8.6)
Purchases of marketable securities	(790.5)	(360.5)	(683.7)
Sales and maturities of marketable securities	607.6	447.0	368.2
Payments for acquisitions, net of cash	—	—	(404.0)
Net cash used in investing activities	(581.4)	(336.9)	(1,150.4)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(33.1)	(22.8)	(48.0)
Repurchase of common stock - stock repurchase program	(647.5)	(657.6)	(759.5)
Dividends paid	(307.0)	(273.9)	(243.2)
Net proceeds from exercise of stock options	57.1	22.1	38.8
Proceeds from employee stock purchase plan	22.8	19.7	18.2
Net cash used in financing activities	(907.7)	(912.5)	(993.7)
Net increase (decrease) in cash and cash equivalents	(284.6)	118.0	(883.5)
Cash and cash equivalents at beginning of period	851.3	733.3	1,616.8
Cash and cash equivalents at end of period	$566.7	$851.3	$733.3
Supplemental cash flow disclosures:
Income taxes paid	$110.8	$124.4	$135.9
Non-cash investing in capital expenditures, accrued but not paid	$78.7	$101.5	$108.0
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at September 29, 2017	183.1	$45.8	42.9	$(1,925.0)	$2,893.8	$3,059.6	$(8.5)	$4,065.7
Net income	—	—	—	—	—	918.4	—	918.4
Exercise and settlement of share-based awards, net of shares withheld for taxes	2.0	0.5	0.4	(48.0)	57.8	—	—	10.3
Share-based compensation expense	—	—	—	—	107.3	(1.9)	—	105.4
Stock repurchase program	(7.7)	(1.9)	7.7	(759.5)	1.9	—	—	(759.5)
Dividends declared	—	—	—	—	—	(243.2)	—	(243.2)
Pre-combination service on replacement awards	—	—	—	—	0.2	—	—	0.2
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)
Balance at September 28, 2018	177.4	$44.4	51.0	$(2,732.5)	$3,061.0	$3,732.9	$(8.8)	$4,097.0
Net income	—	—	—	—	—	853.6	—	853.6
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.6	0.3	0.3	(22.8)	42.2	—	—	19.8
Share-based compensation expense	—	—	—	—	82.5	—	—	82.5
Stock repurchase program	(8.9)	(2.2)	8.9	(657.6)	2.2	—	—	(657.6)
Dividends declared	—	—	—	—	—	(273.9)	—	(273.9)
Other comprehensive income	—	—	—	—	—	—	0.8	0.8
Balance at September 27, 2019	170.1	$42.5	60.1	$(3,412.9)	$3,188.0	$4,312.6	$(7.9)	$4,122.3
Net income	—	—	—	—	—	814.8	—	814.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.8	0.5	0.3	(33.1)	79.4	—	—	46.8
Share-based compensation expense	—	—	—	—	134.7	—	—	134.7
Stock repurchase program	(6.3)	(1.6)	6.3	(647.5)	1.6	—	—	(647.5)
Dividends declared	—	—	—	—	—	(307.0)	—	(307.0)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance at October 2, 2020	165.6	$41.4	66.7	$(4,093.5)	$3,403.7	$4,820.4	$(7.8)	$4,164.2

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Skyworks Solutions, Inc., together with its consolidated subsidiaries (“Skyworks” or the “Company”), is empowering the wireless networking revolution. The Company’s analog semiconductors are connecting people, places, and things, spanning a number of new applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, entertainment and gaming, industrial, medical, military, smartphone, tablet, and wearable markets.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
All Skyworks subsidiaries are included in the Company’s consolidated financial statements and all intercompany balances are eliminated in consolidation. Certain items in the fiscal years 2019 and 2018 financial statements have been reclassified to conform to the fiscal 2020 presentation.

Fiscal Year
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2020 consisted of 53 weeks and ended on October 2, 2020. Fiscal 2019 and 2018 each consisted of 52 weeks and ended on September 27, 2019 and September 28, 2018, respectively.

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

Investments
The Company classifies its investment in marketable debt securities as “available-for-sale.” Available-for-sale securities are carried at fair value with unrealized holding gains or losses recorded in other comprehensive income, net of tax. Gains or losses are included in earnings in the period in which they are realized. The cost of securities sold is determined based on the specific identification method. The cost of available-for-sale debt securities is adjusted for premiums and discounts, with the amortization or accretion of such amounts included as a portion of interest. Available-for-sale debt securities with an original maturity date greater than three months and less than one year are classified as current investments. Available-for-sale debt securities with an original maturity date exceeding one year are classified as long-term.

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

Property, Plant, and Equipment
Property, plant, and equipment are carried at cost less accumulated depreciation, with significant renewals and betterments being capitalized and retired equipment written off in the respective periods. Maintenance and repairs are expensed as incurred.

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

Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually as of the first day of the fourth fiscal quarter for impairment or more frequently if indicators of impairment exist during the fiscal year. The Company assesses its conclusion regarding segments and reporting units in conjunction with its annual goodwill impairment test and has determined that it has one reporting unit for the purposes of allocating and testing goodwill.

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

Revenue Recognition
The Company derives its revenue primarily from the sale of semiconductor products under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product sales. In the absence of a sales agreement, the Company’s standard terms and conditions apply. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company applies a five-step approach as defined in FASB ASC 606, Revenue from Contracts with Customers (Topic 606), in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

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

The Company determines the fair value of share-based option awards based on the Company’s closing stock price on the date of grant using a Black-Scholes options pricing model. Under the Black-Scholes model, a number of variables are used including, but not limited to: the expected stock price volatility over the term of the award, the risk-free rate, the expected life of the award and dividend yield. The determination of fair value of restricted and certain performance stock awards and units is based on the value of the Company’s stock on the date of grant with performance awards and units adjusted for the actual outcome of the underlying performance condition.

For more complex performance awards including units with market-based performance conditions the Company employs a Monte Carlo simulation valuation method to calculate the fair value of the awards based on the most likely outcome. Under the Monte Carlo simulation, a number of variables and assumptions are used including, but not limited to: the expected stock price volatility over the term of the award, a correlation coefficient, the risk-free rate, and dividend yield.

Research and Development Costs
Research and development costs are expensed as incurred.

Loss Contingencies
The Company records its best estimates of a loss contingency when it is considered probable and the amount can be reasonably estimated. When a range of loss can be reasonably estimated with no best estimate in the range, the minimum estimated liability related to the claim is recorded. As additional information becomes available, the Company assesses the potential liability related to the potential pending loss contingency and revises its estimates. Material loss contingencies are disclosed if there is at least a reasonable possibility that a loss or an additional loss may have been incurred and include estimated legal costs.

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

The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate future taxable income against which benefits of its deferred tax assets may or may not be realized. This assessment requires management to exercise judgment and make estimates with respect to its ability to generate revenues, gross profits, operating income, and taxable income in future periods. Amongst other factors, management must make assumptions regarding overall business and semiconductor industry conditions, operating efficiencies, the Company’s ability to develop products to its customers’ specifications, technological change, the competitive environment, and changes in regulatory requirements which may impact its ability to generate taxable income and, in turn, realize the value of its deferred tax assets.

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

Earnings Per Share
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the potentially dilutive incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan using the treasury share method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to reflect leases with a term greater than one year on their balance sheet as assets and obligations. The Company adopted the standard in the first quarter of fiscal 2020, using the modified retrospective approach, whereby the Company was not required to adjust comparative period financial statements for the new standard. Upon adoption, the Company recorded an ROU asset of $141.4 million and a lease liability of $143.1 million. This standard did not have a material impact on the Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

Upon adoption, the Company elected the package of three practical expedients that permits the Company to maintain its historical conclusions about lease identification, lease classification and initial direct costs for leases that exist at the date of adoption. Further, the Company elected the practical expedient to not separate lease and non-lease components.

3.    MARKETABLE SECURITIES

The Company's portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
Available-for-sale:	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
U.S. Treasury and government	$129.4	$34.2	$5.0	$20.0
Corporate bonds and notes	276.8	66.2	—	5.9
Municipal bonds	1.9	102.9	0.2	1.7
Total	$408.1	$203.3	$5.2	$27.6

The contractual maturities of noncurrent available-for-sale marketable securities were due within two years or less. There were gross unrealized gains of $0.3 million on U.S. Treasury securities and $0.2 million on corporate bonds and notes as of October 2, 2020, and $0.1 million in gross unrealized losses on municipal bonds as of September 27, 2019.

4.    FAIR VALUE

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended October 2, 2020.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of October 2, 2020				As of September 27, 2019
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents*	$566.7	$561.2	$5.5	$—	$851.3	$809.5	$41.8	$—
U.S. Treasury and government securities	134.4	43.2	91.2	—	54.2	28.4	25.8	—
Corporate bonds and notes	276.8	—	276.8	—	72.1	—	72.1	—
Municipal bonds	2.1	—	2.1	—	104.6	—	104.6	—
Total	$980.0	$604.4	$375.6	$—	$1,082.2	$837.9	$244.3	$—
* Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, commercial paper, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. During fiscal 2020, the Company abandoned a previously capitalized IPR&D project and recorded an impairment charge of $9.8 million.

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	October 2, 2020	September 27, 2019
Raw materials	$37.8	$24.4
Work-in-process	566.4	336.2
Finished goods	198.9	245.7
Finished goods held on consignment by customers	2.9	3.4
Total inventory	$806.0	$609.7

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	October 2, 2020	September 27, 2019
Land and improvements	$11.8	$11.7
Buildings and improvements	424.8	354.4
Furniture and fixtures	46.5	33.8
Machinery and equipment	2,556.1	2,311.5
Construction in progress	140.7	172.5
Total property, plant, and equipment, gross	3,179.9	2,883.9
Accumulated depreciation	(1,930.4)	(1,678.3)
Total property, plant, and equipment, net	$1,249.5	$1,205.6

7.     GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance was $1,189.8 million as of October 2, 2020, and September 27, 2019. The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of this test indicated that the Company’s goodwill was not impaired. There were no other indicators of impairment noted during the fiscal year ended October 2, 2020.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted average amortization period (years)	October 2, 2020			September 27, 2019
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	5.0	$18.2	$(15.8)	$2.4	$25.6	$(19.5)	$6.1
Developed technology and other	3.8	101.0	(81.6)	19.4	94.4	(48.9)	45.5
Trademarks	3.0	1.6	(1.5)	0.1	1.6	(1.3)	0.3
Technology licenses	3.0	26.3	(14.2)	12.1	$24.9	(4.8)	20.1
IPR&D		19.5	—	19.5	$35.9	—	35.9
Total intangible assets		$166.6	$(113.1)	$53.5	$182.4	$(74.5)	$107.9

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. Accrued technology licenses payable of $11.5 million and $20.1 million have been included in other current liabilities within the consolidated balance sheets as of October 2, 2020, and September 27, 2019, respectively.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	2021	2022	2023	2024	2025	Thereafter
Amortization expense, cost of goods sold	$6.0	$0.1	$0.1	$0.1	$0.1	$1.7
Amortization expense, operating expense	$17.0	$5.0	$1.0	$1.0	$1.0	$0.9
Total amortization expense	$23.0	$5.1	$1.1	$1.1	$1.1	$2.6

8.    INCOME TAXES

Income before income taxes consists of the following components (in millions):

	Fiscal Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
United States	$435.9	$427.2	$712.2
Foreign	455.8	533.8	619.9
Income before income taxes	$891.7	$961.0	$1,332.1

The provision for income taxes consists of the following components(in millions):

	Fiscal Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Current tax expense (benefit):
Federal	$44.4	$85.3	$347.7
State	—	(0.1)	0.3
Foreign	49.5	23.5	31.2
	93.9	108.7	379.2
Deferred tax expense (benefit):
Federal	(6.8)	(0.4)	20.3
Foreign	(10.2)	(0.9)	14.2
	(17.0)	(1.3)	34.5

Provision for income taxes	$76.9	$107.4	$413.7

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States federal statutory income tax rate to the provision for income tax expense is as follows (in millions):

	Fiscal Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Tax expense at United States statutory rate	$187.3	$201.8	$327.4
Foreign tax rate difference	(86.6)	(115.3)	(111.9)
Tax on deemed repatriation	0.2	8.1	224.6
Effect of stock compensation	(10.3)	(1.6)	(25.6)
Change of tax rate on deferred taxes	—	—	18.3
Research and development credits	(23.0)	(25.7)	(19.9)
Change in tax reserve	10.1	14.0	6.7
Domestic production activities deduction	—	—	(13.9)
Global Intangible Low-Taxed Income	35.9	54.3	—
Foreign Derived Intangible Income	(41.2)	(41.5)	—
Settlements with Tax Authorities	(0.5)	4.3	—
Other, net	5.0	9.0	8.0
Provision for income taxes	$76.9	$107.4	$413.7

The Company operates in foreign jurisdictions with income tax rates lower than the United States tax rate of 21.0% for the fiscal years ended October 2, 2020, and September 27, 2019. The Company’s tax benefits related to foreign earnings taxed at a rate less than the United States federal rate were $86.6 million and $115.3 million for the fiscal years ended October 2, 2020, and September 27, 2019, respectively.

The Tax Reform Act includes, among other things, a reduction of the United States corporate tax rate from 35.0% to 21.0%, a mandatory deemed repatriation tax on foreign earnings, repeal of the corporate alternative minimum tax and the domestic production activities deduction, and expensing of certain capital investments. The law makes fundamental changes to the taxation of multinational entities, including a shift from worldwide taxation with deferral to a hybrid territorial system, featuring a participation exemption regime, a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion and promote export from the United States. As a result of this legislation, during fiscal 2018 the Company recognized a one-time transition tax related to the deemed repatriation of foreign earnings of $224.6 million and a charge related to the revaluation of its deferred tax assets at the new corporate tax rate of $18.3 million. During fiscal 2020 and fiscal 2019, the Company recorded discrete income tax expense adjustments of $0.2 million and $8.1 million, respectively, to the prior year provisional estimates. The Company had accrued $18.6 million and $177.0 million of the deemed repatriation tax in short-term and long-term liabilities within the consolidated balance sheet, respectively, as of October 2, 2020. The Company had accrued $18.8 million and $195.9 million of the deemed repatriation tax in short-term and long-term liabilities within the consolidated balance sheet, respectively, as of September 27, 2019.

In addition to the introduction of a modified territorial tax system, the Tax Reform Act includes new sets of provisions aimed at preventing or decreasing U.S. tax base erosion: the GILTI provisions, the base erosion and anti-abuse tax (“BEAT”) provisions, and the FDII provisions. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has made an accounting policy election to account for taxes due on GILTI inclusions as a component of current-period tax expense. The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The FDII provisions allow a U.S. corporation an immediate deduction for a portion of its FDII. The amount of the deduction will depend in part on the Company’s U.S. taxable income. The GILTI and FDII provisions became effective for the Company in fiscal 2019 and resulted in a $54.3 million tax expense and a $41.5 million tax benefit, respectively. In fiscal 2020, the GILTI and FDII provisions resulted in $35.9 million tax expense and $41.2 million tax benefit, respectively. The Company has analyzed the BEAT provisions for fiscal 2020, 2019, and 2018, and has determined that it is not subject to the minimum tax imposed by the BEAT provisions.

The Company’s federal income tax returns for fiscal 2015, fiscal 2016, fiscal 2018, and fiscal 2019 are currently under IRS examination. During the year ended September 27, 2019, the Company effectively settled a portion of this IRS examination. As a result, the Company accrued a tax payable of $3.8 million, including interest.

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2030. The current tax holiday is conditioned upon the Company’s compliance with certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore’s taxes by $63.1 million, $32.8 million, and $38.4 million for the fiscal years ended October 2, 2020, September 27, 2019, and September 28, 2018, respectively, which resulted in tax benefits of $0.37, $0.19, and $0.21 of diluted earnings per share, respectively.

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in millions):

	Fiscal Years Ended
	October 2, 2020	September 27, 2019
Deferred tax assets:
Inventory	$12.1	$10.1
Bad debts	0.1	0.2
Accrued compensation and benefits	10.1	5.9
Product returns, allowances, and warranty	0.4	0.3
Restructuring	—	0.6
Share-based and other deferred compensation	25.9	21.2
Net operating loss carry forwards	7.4	11.3
Non-United States tax credits	16.5	20.7
State tax credits	115.5	106.4
Leases	43.4	—
Property, plant, and equipment	24.3	17.7
Other, net	5.8	5.9
Deferred tax assets	261.5	200.3
Less valuation allowance	(137.4)	(129.1)
Net deferred tax assets	124.1	71.2
Deferred tax liabilities:
Prepaid insurance	(0.9)	(0.5)
Property, plant, and equipment	(26.4)	(19.3)
Intangible assets	(7.6)	(17.4)
Leases	(41.5)	—
Other, net	(6.6)	(6.3)
Net deferred tax liabilities	(83.0)	(43.5)
Total net deferred tax assets	$41.1	$27.7

In accordance with GAAP, management has determined that it is more likely than not that a portion of the Company's historic and current year income tax benefits will not be realized. As of October 2, 2020, the Company has a valuation allowance of $137.4 million. This valuation allowance is comprised of $118.8 million related to United States state tax credits and $18.6 million related to foreign deferred tax assets. The Company does not anticipate sufficient taxable income or tax liability to utilize these state and foreign credits. If these benefits are recognized in a future period, the valuation allowance on deferred tax assets will be reversed and up to a $137.4 million income tax benefit may be recognized. The Company will need to generate $124.1 million of future United States federal taxable income to utilize its United States deferred tax assets as of October 2, 2020. The Company believes that future reversals of taxable temporary differences, and its forecast of continued earnings in its domestic and foreign jurisdictions, support its decision to not record a valuation allowance on other deferred tax assets. The Company will continue to assess its valuation allowance in future periods. The net valuation allowance increased by $8.3 million and $10.5 million in fiscal 2020 and fiscal 2019, respectively, primarily related to increases for foreign and state net operating loss and tax credit carryovers.

As of October 2, 2020, the Company has United States federal net operating loss carry forwards of approximately $8.1 million. The utilization of these net operating losses is subject to certain annual limitations as required under Internal Revenue Code section 382 and similar state income tax provisions. The United States federal net operating loss carry forwards expire at various dates through 2035. The Company also has state income tax credit carry forwards of $115.4 million, net of federal benefits, for which the Company has provided a valuation allowance. The state tax credits relate primarily to California research tax credits that can be carried forward indefinitely.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits
Balance at September 27, 2019	$103.3
Increases based on positions related to prior years	2.8
Decreases based on positions related to prior years	(3.9)
Increases based on positions related to current year	15.5
Decreases relating to settlements with taxing authorities	—
Decreases relating to lapses of applicable statutes of limitations	(0.1)
Balance at October 2, 2020	$117.6

Of the total unrecognized tax benefits at October 2, 2020, $95.3 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions that were required to be capitalized.

The Company anticipates reversals within the next 12 months related to items such as the lapse of the statute of limitations, audit closures, and other items that occur in the normal course of business. Due to open examinations, an estimate of anticipated reversals within the next 12 months cannot be made. During the fiscal years 2020, 2019, and 2018, the Company recognized $4.6 million, $6.0 million, and $4.1 million, respectively, of interest or penalties related to unrecognized tax benefits. Accrued interest and penalties of $16.1 million and $12.7 million related to uncertain tax positions have been included in long-term tax liabilities within the consolidated balance sheet as of October 2, 2020, and September 27, 2019, respectively.

The Company’s major tax jurisdictions as of October 2, 2020, are the United States, California, Canada, Mexico, Japan, and Singapore. For the United States, the Company has open tax years dating back to fiscal 2001 due to the carry forward of tax attributes. For California, the Company has open tax years dating back to fiscal 1999 due to the carry forward of tax attributes. For Canada, the Company has open tax years dating back to fiscal 2013. For Mexico, the Company has open tax years back to fiscal 2014. For Japan, the Company has open tax years back to fiscal 2014. For Singapore, the Company has open tax years dating back to fiscal 2014. The Company is subject to audit examinations by the respective taxing authorities on a periodic basis, of which the results could impact its financial position, results of operations or cash flows.

9.     STOCKHOLDERS’ EQUITY

Common Stock
At October 2, 2020, the Company is authorized to issue 525.0 million shares of common stock, par value $0.25 per share, of which 232.3 million shares are issued and 165.6 million shares are outstanding.

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

Preferred Stock
The Company’s Certificate of Incorporation has authorized and permits the Company to issue up to 25.0 million shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations, and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At October 2, 2020, the Company had no shares of preferred stock issued or outstanding.

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

During the fiscal year ended October 2, 2020, the Company paid approximately $647.5 million (including commissions) in connection with the repurchase of 6.3 million shares of its common stock (paying an average price of $102.74 per share) under the January 30, 2019, stock repurchase plan. As of October 2, 2020, $978.8 million remained available under the January 30, 2019, stock repurchase plan.

During the fiscal year ended September 27, 2019, the Company paid approximately $657.6 million (including commissions) in connection with the repurchase of 8.9 million shares of its common stock (paying an average price of $74.26 per share). During the fiscal year ended September 28, 2018, the Company paid approximately $759.5 million (including commissions) in connection with the repurchase of 7.7 million shares of its common stock (paying an average price of $98.84 per share).

Dividends
On November 2, 2020, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.50 per share. This dividend is payable on December 10, 2020, to the Company’s stockholders of record as of the close of business on November 19, 2020. Future dividends are subject to declaration by the Board of Directors. The dividends charged to retained earnings in fiscal 2020 and 2019 were as follows (in millions except per share data):

	Fiscal Years Ended
	October 2, 2020		September 27, 2019
	Per Share	Total	Per Share	Total
First quarter	$0.44	$75.1	$0.38	$67.1
Second quarter	0.44	74.9	0.38	66.0
Third quarter	0.44	73.5	0.38	65.7
Fourth quarter	0.50	83.5	0.44	75.1
	$1.82	$307.0	$1.58	$273.9

Employee Stock Benefit Plans
As of October 2, 2020, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

◦the 2002 Employee Stock Purchase Plan
◦the Non-Qualified Employee Stock Purchase Plan
◦the 2005 Long-Term Incentive Plan
◦the 2008 Director Long-Term Incentive Plan
◦the 2015 Long-Term Incentive Plan

Except for the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by the Company’s stockholders.

As of October 2, 2020, a total of 65.2 million shares are authorized for grant under the Company’s share-based compensation plans, with 0.4 million options outstanding. The number of common shares reserved for future awards to employees and directors under these plans was 11.0 million at October 2, 2020. The Company currently grants new equity awards to employees under the 2015 Long-Term Incentive Plan and to non-employee directors under the 2008 Director Long-Term Incentive Plan.

2015 Long-Term Incentive Plan. Under this plan, officers, employees, and certain consultants may be granted stock options, restricted stock awards and units, performance stock awards and units and other share-based awards. The plan has been approved by the stockholders. Under the plan, up to 19.4 million shares have been authorized for grant. A total of 10.4 million shares are available for new grants as of October 2, 2020. The maximum contractual term of options under the plan is seven years from the date of grant. Options granted under the plan at the determination of the compensation committee generally vest ratably over four years. Restricted stock awards and units granted under the plan at the determination of the compensation committee generally vest over three or more years. With respect to restricted stock awards, dividends are accumulated from the grant date and paid when the underlying shares vest. If the underlying shares are forfeited for any reason, the rights to the dividends with respect to such shares are forfeited. No dividends or dividend equivalents are accumulated or paid with respect to restricted stock unit awards or other awards until the shares underlying such awards vest and are issued to the award holder. Performance stock awards and units are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over two or more years.

2008 Director Long-Term Incentive Plan. Under this plan, non-employee directors may be granted stock options, restricted stock awards, and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 1.5 million shares have been authorized for grant. A total of 0.6 million shares are available for new grants as of October 2, 2020. The maximum contractual term of options granted under the plan is ten years from the date of grant. Options granted under the plan are generally exercisable over four years. Restricted stock awards and units granted under the plan generally vest over one or more years. With respect to restricted stock awards, dividends are accumulated from the grant date and paid when the underlying shares vest. If the underlying shares are forfeited for any reason, the rights to the dividends with respect to such shares are forfeited.

Employee Stock Purchase Plans. The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation. The price per share is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period (six months). The plans provide for purchases by employees of up to an aggregate of 11.6 million shares. Shares of common stock purchased under these plans in the fiscal years ended October 2, 2020, September 27, 2019, and September 28, 2018, were 0.3 million, 0.3 million, and 0.2 million, respectively. At October 2, 2020, there are 1.8 million shares available for purchase. The Company recognized compensation expense of $6.6 million, $5.8 million, and $5.2 million for the fiscal years ended October 2, 2020, September 27, 2019, and September 28, 2018, respectively, related to the employee stock purchase plan. The unrecognized compensation expense on the employee stock purchase plan at October 2, 2020, was $3.1 million. The weighted average period over which the cost is expected to be recognized is approximately four months.

Stock Options
The following table represents a summary of the Company’s stock options:

	Shares (in millions)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Balance outstanding at September 27, 2019	1.3	$65.38
Granted	—	$98.72
Exercised	(0.9)	$63.69
Canceled/forfeited	—	$50.23
Balance outstanding at October 2, 2020	0.4	$70.28	2.2	$27.8

Exercisable at October 2, 2020	0.3	$70.10	1.9	$24.6

The weighted-average grant date fair value per share of employee stock options granted during the fiscal years ended October 2, 2020, September 27, 2019, and September 28, 2018, was $24.49, $21.74, and $68.32, respectively.

Restricted and Performance Awards and Units
The following table represents a summary of the Company’s restricted and performance awards and units:

	Shares (in millions)	Weighted average grant date fair value
Non-vested awards outstanding at September 27, 2019	2.9	$89.14
Granted (1)	1.4	$99.68
Vested	(1.0)	$85.35
Canceled/forfeited	(0.4)	$93.44
Non-vested awards outstanding at October 2, 2020	2.9	$94.77
(1) includes performance stock awards granted and earned assuming target performance under the underlying performance metrics

The weighted average grant date fair value per share for awards granted during the fiscal years ended October 2, 2020, September 27, 2019, and September 28, 2018, was $99.68, $78.41, and $108.86, respectively.

The following table summarizes the total intrinsic value for stock options exercised and awards vested (in millions):

	Fiscal Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Awards	$100.9	$67.7	$134.4
Options	$44.2	$26.4	$75.0

Valuation and Expense Information
The following table summarizes pre-tax share-based compensation expense by financial statement line and related tax benefit (in millions):

	Fiscal Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Cost of goods sold	$23.2	$13.0	$14.4
Research and development	68.7	41.6	42.6
Selling, general and administrative	64.7	25.5	50.8
Total share-based compensation expense	$156.6	$80.1	$107.8

Share-based compensation tax benefit	$10.3	$1.6	$25.6
Capitalized share-based compensation expense at period end	$10.6	$4.7	$2.9

The following table summarizes total compensation costs related to unvested share-based awards not yet recognized and the weighted average period over which it is expected to be recognized at October 2, 2020:

	Unrecognized compensation cost for unvested awards (in millions)	Weighted average remaining recognition period (in years)
Awards	$170.7	1.6
Options	$0.3	0.5

The fair value of the restricted stock awards and units is equal to the closing market price of the Company’s common stock on the date of grant.

The Company issued performance stock unit awards during fiscal 2020, fiscal 2019, and fiscal 2018 that contained market-based conditions. The fair value of these performance stock unit awards was estimated on the date of the grant using a Monte Carlo simulation with the following weighted average assumptions:

	Fiscal Year Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Volatility of common stock	32.22%	32.65%	35.54%
Average volatility of peer companies	33.96%	37.07%	36.78%
Average correlation coefficient of peer companies	0.61	0.47	0.47
Risk-free interest rate	1.62%	2.98%	1.74%
Dividend yield	1.78%	1.84%	1.15%

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Expected volatility	34.26%	34.47%	35.86%
Risk-free interest rate	1.65%	2.76%	2.00%
Dividend yield	1.78%	1.84%	1.15%
Expected option life (in years)	4.0	4.0	4.0

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

The expected life of employee stock options represents a calculation based upon the historical exercise, cancellation, and forfeiture experience for the Company across its demographic population. The Company believes that this historical data is the best estimate of the expected life of a new option and that generally all groups of the Company’s employees exhibit similar behavior.
10.     LEASES

The Company’s lease arrangements consist primarily of corporate, manufacturing, and other facility agreements as well as various machinery and office equipment agreements. The leases expire at various dates through 2033, some of which include options to extend the lease term. The options with the longest potential total lease term consist of options for extension of up to three five-year periods following expiration of the original lease term.

During the fiscal year ended October 2, 2020, the Company recorded $28.1 million of operating lease expense and $7.6 million of variable lease expense. During the fiscal years ended September 27, 2019, and September 28, 2018, the Company recorded $18.7 million and $20.5 million of rent expense, respectively. The Company’s finance leases and short-term leases are immaterial.

Supplemental cash information and non-cash activities related to operating leases are as follows (in millions):

Fiscal Year Ended
October 2, 2020
Operating cash outflows from operating leases	$25.4
Operating lease assets obtained in exchange for new lease liabilities	$31.0

Maturities of lease liabilities under operating leases by fiscal year are as follows (in millions):

As of
October 2, 2020
2021	$25.7
2022	28.7
2023	25.1
2024	21.7
2025	20.6
Thereafter	81.6
Total lease payments	203.4
Less: imputed interest	(24.5)
Present value of lease liabilities	178.9
Less: current portion (included in other current liabilities)	(28.2)
Total	$150.7

Future minimum lease liabilities under non-cancelable operating leases are as follows (in millions):

As of
September 27, 2019
2020	$26.7
2021	25.9
2022	24.8
2023	23.3
2024	21.5
Thereafter	97.7
Total	$219.9

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

As of
October 2, 2020
Weighted-average remaining lease term (years)	8.2
Weighted-average discount rate	3.3%

11.     COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental hazards, product liability and warranty, safety and health, employment, and contractual matters.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to the Company’s business and have demanded and may in the future demand that the Company license their technology. The outcome of any such litigation cannot be predicted with certainty and some such lawsuits, claims or proceedings may be disposed of unfavorably to the Company. Generally speaking, intellectual property disputes often have a risk of injunctive relief, which, if imposed against the Company, could materially and adversely affect the Company’s financial condition, or results of operations. From time to time the Company may also be involved in legal proceedings in the ordinary course of business.

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

13.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Fiscal Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
Net income	$814.8	$853.6	$918.4

Weighted average shares outstanding – basic	168.5	173.5	181.3
Dilutive effect of equity-based awards	1.4	1.0	1.9
Weighted average shares outstanding – diluted	169.9	174.5	183.2

Net income per share – basic	$4.84	$4.92	$5.06
Net income per share – diluted	$4.80	$4.89	$5.01

Anti-dilutive common stock equivalents	0.1	1.4	0.2

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the fiscal years ended October 2, 2020, September 27, 2019, and September 28, 2018, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

14.     SEGMENT INFORMATION AND CONCENTRATIONS

The Company has a single reportable operating segment which designs, develops, manufactures, and markets similar proprietary semiconductor products, including intellectual property. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources, and assess performance. The Company’s CODM is the president and chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. The Company assesses its determination of operating segments at least annually.

Geographic Information
The Company presents net revenue by geographic area based upon the location of the OEMs’ headquarters as it believes that doing so best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net revenue by geographic area is as follows (in millions):

	Fiscal Years Ended
	October 2, 2020	September 27, 2019	September 28, 2018
United States	$2,012.8	$1,860.4	$1,946.2
China	700.7	718.7	982.8
South Korea	254.6	365.5	432.7
Taiwan	240.4	271.1	339.1
Europe, Middle East, and Africa	122.9	134.9	144.6
Other Asia-Pacific	24.3	26.2	22.6
Total	$3,355.7	$3,376.8	$3,868.0
The Company’s revenue from external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes. Accrued customer liabilities of $20.3 million and $38.5 million have been included in other current liabilities within the consolidated balance sheets as of October 2, 2020 and September 27, 2019, respectively.

Net property, plant, and equipment balances, based on the physical locations within the indicated geographic areas are as follows (in millions):

	As of
	October 2, 2020	September 27, 2019
Japan	$507.0	$491.9
Mexico	364.9	351.5
Singapore	237.4	229.9
United States	124.8	117.6
Rest of world	15.4	14.7
	$1,249.5	$1,205.6

Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade accounts receivable are primarily derived from sales to manufacturers of communications and consumer products and electronic component distributors. The Company performs ongoing credit evaluations of customers.

In fiscal 2020, 2019, and 2018, Apple, through sales to multiple distributors, contract manufacturers and direct sales for multiple applications including smartphones, tablets, desktop, and notebook computers, watches and other devices, in the aggregate accounted for 56%, 51%, and 47% of the Company’s net revenue, respectively.

At October 2, 2020, the Company’s three largest accounts receivable balances comprised 70% of aggregate gross accounts receivable. This concentration was 67% and 66% at September 27, 2019, and September 28, 2018, respectively.

15.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the quarterly and annual results (in millions, except per share data). Amounts may not total for the fiscal year due to rounding:

	First quarter	Second quarter	Third quarter	Fourth quarter	Fiscal year
Fiscal 2020
Net revenue	$896.1	$766.1	$736.8	$956.8	$3,355.7
Gross profit	444.3	375.6	334.1	458.9	1,612.9
Net income	257.1	181.1	129.7	246.9	814.8
Per share data (1)
Net income, basic	$1.51	$1.07	$0.78	$1.48	$4.84
Net income, diluted	$1.50	$1.06	$0.77	$1.46	$4.80

Fiscal 2019
Net revenue	$972.0	$810.4	$767.0	$827.4	$3,376.8
Gross profit	485.1	400.2	312.5	406.0	1,603.8
Net income	284.9	214.0	144.1	210.6	853.6
Per share data (1)
Net income, basic	$1.61	$1.23	$0.83	$1.23	$4.92
Net income, diluted	$1.60	$1.23	$0.83	$1.22	$4.89
____________
(1)    Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding and included common stock equivalents in each period. Therefore, the sums of the quarters do not necessarily equal the full year earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of October 2, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 2, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework.

Based on their assessment, management concluded that, as of October 2, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as stated within their report which appears herein.

Changes in Internal Control Over Financial Reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Due to the ongoing COVID-19 pandemic, a significant number of our employees are now working from home. The design of our processes, systems, and controls allows for remote execution with accessibility to secure data.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers,” “Corporate Governance─Committees of the Board of Directors,” and “Other Matters—Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We make available our code of business conduct and ethics free of charge through our website at www.skyworksinc.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed by posting any such amendment or waivers on our website pursuant to SEC requirements and rules of the Nasdaq Global Select Market.

ITEM 11. EXECUTIVE COMPENSATION.

The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance─Director Independence” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm—Audit Fees” in our definitive proxy statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm		Page 36
Consolidated Statements of Operations for the three years ended October 2, 2020		Page 38
Consolidated Statements of Comprehensive Income for the three years ended October 2, 2020		Page 39
Consolidated Balance Sheets at October 2, 2020, and September 27, 2019		Page 40
Consolidated Statements of Cash Flows for the three years ended October 2, 2020		Page 41
Consolidated Statements of Stockholders’ Equity for the three years ended October 2, 2020		Page 42
Notes to Consolidated Financial Statements		Pages 43 through 60

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:
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

ITEM 16. FORM 10-K SUMMARY.

None

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of August 3, 2018, by and among the Company, Avnera Corporation, AI Acquisition Corp., and Shareholder Representative Services LLC, solely in its capacity as the representative and agent of the Equityholders	10-K	001-05560	2.3	11/15/2018
3.1	Restated Certificate of Incorporation, as Amended	10-Q	001-05560	3.1	8/3/2016
3.2	Third Amended and Restated By-laws, as Amended	10-Q	001-05560	3.1	2/5/2018
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
4.2	Description of Capital Stock	10-K	001-05560	4.2	11/14/2019
10.1*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.1	7/24/2020
10.2*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.2	7/24/2020
10.3*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.4*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.5*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/4/2018
10.6*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.7*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.8*	Skyworks Solutions, Inc. 2015 Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	8/7/2019
10.9*	Form of Nonstatutory Stock Option Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.10*	Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.3	8/5/2015
10.11*	Form of Restricted Stock Unit Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.4	8/5/2015
10.12*	Fiscal Year 2020 Executive Incentive Plan	10-Q	001-05560	10.1	1/24/2020
10.13*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	5/5/2020
10.14*	Amended and Restated Change in Control / Severance Agreement, dated May 11, 2016, between the Company and Liam Griffin	10-Q	001-05560	10.2	8/3/2016
10.15*	Change in Control / Severance Agreement, dated August 29, 2016, between the Company and Kris Sennesael	10-K	001-05560	10.32	11/22/2016
10.16*	Change in Control / Severance Agreement, dated November 10, 2016, between the Company and Robert J. Terry	10-Q	001-05560	10.2	2/7/2017

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.17*	Change in Control / Severance Agreement, dated November 9, 2016, between the Company and Carlos S. Bori	10-K	001-05560	10.27	11/13/2017
10.18*	Change in Control / Severance Agreement, dated April 13, 2018, between the Company and Kari A. Durham	10-Q	001-05560	10.2	1/24/2020
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2020

SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 16, 2020.

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