Form 10-K/A
period 2020-10-02
SKYWORKS SOLUTIONS, INC.
filed 2021-01-29
CIK 4127

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter March 27, 2020) was approximately $14.5 billion. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of January 22, 2021, was 164,900,017.

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K of Skyworks Solutions, Inc. (“Skyworks” or the “Company”), for the year ended October 2, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on November 17, 2020 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2021 Annual Meeting of Stockholders is scheduled for May 12, 2021, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth for each director and executive officer of the Company his or her position with the Company as of January 22, 2021:

Name	Title
David J. Aldrich	Chairman of the Board
Christine King	Lead Independent Director
Liam K. Griffin	President, Chief Executive Officer and Director
Alan S. Batey	Director
Kevin L. Beebe	Director
Timothy R. Furey	Director
David P. McGlade	Director
Robert A. Schriesheim	Director
Kimberly S. Stevenson	Director
Carlos S. Bori	Senior Vice President, Sales and Marketing
Karilee A. Durham	Senior Vice President, Human Resources
Kris Sennesael	Senior Vice President and Chief Financial Officer
Robert J. Terry	Senior Vice President, General Counsel and Secretary
Directors

David J. Aldrich, age 63, serves as Chairman of the Board, a position he has held since May 2014. Mr. Aldrich also served as Executive Chairman of the Company from May 2016 to May 2018, Chief Executive Officer from May 2014 to May 2016, and as President and Chief Executive Officer and as a director from April 2000 to May 2014. From September 1999 to April 2000, Mr. Aldrich served as President and Chief Operating Officer. From May 1999 to September 1999, he served as Executive Vice President, and from May 1996 to May 1999, he served as Vice President and General Manager of the semiconductor products business unit. Mr. Aldrich joined the Company in 1995 as Vice President, Chief Financial Officer and Treasurer.
Other Public Company Boards Current •Belden Inc. •Acacia Communications, Inc. Past 5 Years •None
We believe that Mr. Aldrich’s qualifications to serve as a director include his leadership experience, his strategic decision-making ability, his knowledge of the semiconductor industry, and his in-depth knowledge of Skyworks’ business.

Christine King, age 71, has been a director since 2014 and Lead Independent Director since 2019. Ms. King served as Executive Chairman of QLogic Corporation (a publicly traded developer of high performance server and storage networking connectivity products) from August 2015 until August 2016, when it was acquired by Cavium, Inc. Previously, she served as Chief Executive Officer of Standard Microsystems Corporation (a publicly traded developer of silicon-based integrated circuits utilizing analog and mixed-signal technologies) from 2008 until the company’s acquisition in 2012 by Microchip Technology, Inc. Prior to Standard Microsystems, Ms. King was Chief Executive Officer of AMI Semiconductor, Inc., a publicly traded company, from 2001 until it was acquired by ON Semiconductor Corp. in 2008.
Other Public Company Boards Current •IDACORP, Inc. •Allegro MicroSystems, Inc. Past 5 Years •Cirrus Logic, Inc. (until 2018) •QLogic Corporation (until 2016)
We believe that Ms. King’s qualifications to serve as a director include her extensive management and operational experience in the high-tech and semiconductor industries as well as her significant strategic and financial expertise.

Liam K. Griffin, age 54, is President and Chief Executive Officer and a director of the Company. Prior to his appointment as Chief Executive Officer and to the Board of Directors in May 2016, Mr. Griffin had served as President since May 2014. He served as Executive Vice President and Corporate General Manager from November 2012 to May 2014, Executive Vice President and General Manager, High Performance Analog from May 2011 to November 2012, and Senior Vice President, Sales and Marketing from August 2001 to May 2011. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001 and as Vice President of North American Sales from 1995 to 1997.
Other Public Company Boards Current •National Instruments Corporation Past 5 Years •Vicor Corporation (until 2019)
We believe that Mr. Griffin’s qualifications to serve as a director include his strong relationships with Skyworks’ key customers, investors, employees, and other stakeholders, as well as a deep understanding of the semiconductor industry and its competitive landscape gained through serving in several different executive positions at Skyworks.

Alan S. Batey, age 57, has been a director since 2019. Mr. Batey served as Executive Vice President and President of North America for General Motors Company (a publicly traded automotive manufacturer), as well as the Global Brand Chief for Chevrolet, a division of General Motors Company, from 2014 until 2019. His career spans more than 39 years with General Motors where he held various senior management positions in operations, marketing, and sales around the world.
Other Public Company Boards Current •None Past 5 Years •None
We believe that Mr. Batey’s qualifications to serve as a director include his extensive senior management experience at General Motors, where he developed expertise on a broad set of complex strategic, operational, and technological matters involving the automotive industry, an industry that is expected to be a growth market for the Company.

Kevin L. Beebe, age 61, has been a director since 2004. He has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial, and operational advice to private equity investors and management) since 2007. In 2014, Mr. Beebe became a founding partner of Astra Capital Management (a private equity firm based in Washington, D.C.). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation (a telecommunications services company).
Other Public Company Boards Current •SBA Communications Corporation •Frontier Communications Corporation •Altimar Acquisition Corporation Past 5 Years •NII Holdings, Inc. (until 2019)
We believe that Mr. Beebe’s qualifications to serve as a director include his two decades of experience as an operating executive in the wireless telecommunications industry as well as his experience and relationships gained from advising leading private equity firms that are transacting business in the global capital markets.

Timothy R. Furey, age 62, has been a director since 1998. He has been Chief Executive Officer of Integrated Smart Solutions (a provider of cloud-based IoT data analytics and energy management services for global commercial real estate investors and property management firms) since 2020. He also serves as Chairman of the Board of MarketBridge (a provider of digital marketing and predictive analytics solutions for enterprise technology, financial services, and consumer media companies). Mr. Furey founded MarketBridge and served as its Chief Executive Officer from 2000 to 2020. He is also Managing Partner of Decision Technology Group (an advisor and investor in data-driven technology startups).
Other Public Company Boards Current •None Past 5 Years •None
We believe that Mr. Furey’s qualifications to serve as a director include his experience as Chief Executive Officer of MarketBridge, as well as his engagements with MarketBridge’s clients (many of which are Fortune 1000 companies), which provide him with a broad range of knowledge regarding business operations and growth strategies.

David P. McGlade, age 60, has been a director since 2005. He serves as Chairman of the Board of Intelsat S.A. (a publicly traded worldwide provider of satellite communication services), a position he has held since April 2013. Mr. McGlade served as Executive Chairman of Intelsat from April 2015 to March 2018, prior to which he served as Chairman and Chief Executive Officer. Mr. McGlade joined Intelsat in April 2005 and was the Deputy Chairman of Intelsat from August 2008 until April 2013. Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005.
Other Public Company Boards Current •Intelsat S.A. Past 5 Years •None
We believe that Mr. McGlade’s qualifications to serve as a director include his significant operational, strategic, and financial acumen, as well as his knowledge about global capital markets, developed over more than three decades of experience in the telecommunications business.

Robert A. Schriesheim, age 60, has been a director since 2006. He currently serves as chairman of Truax Partners LLC (a consulting firm). He served as Executive Vice President and Chief Financial Officer of Sears Holdings Corporation (a publicly traded nationwide retailer) from August 2011 to October 2016. From January 2010 to October 2010, Mr. Schriesheim was Chief Financial Officer of Hewitt Associates, Inc. (a global human resources consulting and outsourcing company that was acquired by Aon Corporation). From October 2006 until December 2009, he was the Executive Vice President and Chief Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider).
Other Public Company Boards Current •Frontier Communications Corporation •Houlihan Lokey, Inc. Past 5 Years •Forest City Realty Trust (until 2018) •NII Holdings, Inc. (until 2019)
We believe that Mr. Schriesheim’s qualifications to serve as a director include his extensive knowledge of the capital markets and corporate financial capital structures, his expertise evaluating and structuring merger and acquisition transactions within the technology sector, and his experience gained through leading companies through major strategic and financial corporate transformations.

Kimberly S. Stevenson, age 58, has been a director since 2018. In January 2020, Ms. Stevenson became Senior Vice President and General Manager, Foundational Data Services Business Unit, at NetApp, Inc. (a publicly traded provider of cloud data services). From February 2019 to January 2020, she was a venture partner at RIDGE-LANE Limited Partners (a strategic advisory and venture development firm). Previously, Ms. Stevenson served as Senior Vice President and General Manager, Data Center Products and Solutions, at Lenovo Group Ltd. (a publicly traded manufacturer of personal computers, data center equipment, smartphones, and tablets) from May 2017 to October 2018. From September 2009 to February 2017, she served as a Corporate Vice President at Intel Corporation (a publicly traded semiconductor designer and manufacturer), holding various positions including Chief Operating Officer for the Client and Internet of Things Businesses and Systems Architecture Group from September 2016 to February 2017, Chief Information Officer from February 2012 to August 2016, and General Manager, IT Operations and Services, from September 2009 to January 2012.
Other Public Company Boards Current •Boston Private Financial Holdings •Mitek Systems, Inc. Past 5 Years •None
We believe that Ms. Stevenson’s qualifications to serve as a director include her extensive senior management experience in the semiconductor and technology industries and her expertise on best practices within information systems and operational risk management.
In addition to the information presented above regarding each director’s specific experience, qualifications, attributes, and skills that led our Board of Directors to conclude that he or she should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty, and adherence to high ethical standards. They have each demonstrated business acumen, an ability to exercise sound judgment, and a commitment of service to Skyworks. Each of our directors will serve until the 2021 Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal.

Executive Officers (other than the Chief Executive Officer)
Carlos S. Bori, age 50, joined the Company in July 2013 and has served as Senior Vice President, Sales and Marketing, since November 2017. He served as Vice President, Sales and Marketing, from May 2016 to November 2017 and as Vice President, Marketing, from July 2013 to May 2016. Previously, he spent more than 18 years with Beacon Electronic Associates (a North American independent representative of semiconductor manufacturers), serving as its President from 2004 to 2013.

Karilee A. Durham, age 52, joined the Company in April 2018 and is Senior Vice President, Human Resources. Previously, Ms. Durham served as Senior Vice President, Human Resources and General Affairs for Goodman Global Group, Inc. (an HVAC manufacturing and distribution company) from September 2010 to April 2018. Earlier, she held multiple senior human resources positions with Dell Inc. (a computer retailer) from October 2007 to September 2010, prior to which she held human resources positions at Flextronics International Ltd., Solectron Corporation, and UT-Battelle LLC.

Kris Sennesael, age 52, joined the Company in August 2016 and is Senior Vice President and Chief Financial Officer. Previously, Mr. Sennesael served as Chief Financial Officer for Enphase Energy, Inc. (a semiconductor-based renewable energy solutions provider), from September 2012 to August 2016. Earlier, he served as Chief Financial Officer for Standard Microsystems Corporation (a global fabless semiconductor company) from January 2009 to August 2012, prior to which he held financial positions at ON Semiconductor Corp., AMI Semiconductor, Inc., and Alcatel Microelectronics.
Robert J. Terry, age 54, joined the Company in 2003 and has served as Senior Vice President, General Counsel and Secretary since November 2017. He previously served as Vice President, General Counsel and Secretary from November 2016 to November 2017 and as Vice President, Associate General Counsel and Assistant Secretary from June 2011 to November 2016. Before joining Skyworks, he served as General Counsel and Secretary for Day Software, Inc. (an enterprise content management software company), from July 2001 to February 2003. Prior to joining Day Software, Mr. Terry was in private practice, focusing on corporate and securities matters, mergers and acquisitions, and general business litigation.
Audit Committee
We have established an Audit Committee consisting of the following individuals, each of whom qualifies as independent within the meaning of the applicable Listing Rules of the Nasdaq Stock Market LLC (the “Nasdaq Rules”) and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (“Exchange Act”): David P. McGlade (Chairman), Timothy R. Furey, Christine King, and Robert A. Schriesheim. The Board of Directors has determined that each of Mr. McGlade (Chairman), Ms. King, and Mr. Schriesheim meets the qualifications of an “audit committee financial expert” under SEC Rules and the qualifications of “financial sophistication” under the applicable Nasdaq Rules.
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

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Named Executive Officers
This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer, and our three next most highly paid executive officers during our fiscal year ended October 2, 2020 (“fiscal year 2020”), as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.” For fiscal year 2020, our Named Executive Officers were:
• Liam K. Griffin, President and Chief Executive Officer;
• Kris Sennesael, Senior Vice President and Chief Financial Officer;
• Carlos S. Bori, Senior Vice President, Sales and Marketing;
• Robert J. Terry, Senior Vice President, General Counsel and Secretary; and
• Karilee A. Durham, Senior Vice President, Human Resources.
Approach for Determining Form and Amounts of Compensation
The Compensation Committee, which is composed solely of independent directors within the meaning of applicable Nasdaq Rules, outside directors within the meaning of Section 162(m) of the Internal Revenue Code (“IRC”) (solely for purposes of administering any equity awards that may qualify as grandfathered performance-based compensation), and non-employee directors within the meaning of Rule 16b-3 under the Exchange Act,  is responsible for determining all components and amounts of compensation to be paid to our Named Executive Officers, as well as any other executive officers or employees who report directly to the Chief Executive Officer. The Compensation Committee sets compensation for the Named Executive Officers, including base salary, short-term incentives, and long-term stock-based incentives, at levels generally intended to be competitive with the compensation of comparable executives in semiconductor companies with which the Company competes for executive talent and to link the compensation of our Named Executive Officers to improvements in the Company’s financial performance and increases in stockholder value.
Compensation Program Objectives
The objectives of our executive compensation program are to attract, retain, and motivate highly qualified executives to operate our business, and to link the compensation of those executives to improvements in the Company’s financial performance and increases in stockholder value. Accordingly, the Compensation Committee’s goals in establishing our executive compensation program include:
•ensuring that our executive compensation program is competitive with a group of companies in the semiconductor industry with which we compete for executive talent;
•providing a base salary that serves as the foundation of a compensation package that attracts and retains the executive talent needed to achieve our business objectives;
•providing short-term variable compensation that motivates executives and rewards them for achieving Company financial performance targets;
•providing long-term stock-based compensation that aligns the interest of our executives with stockholders by rewarding them for long-term increases in stockholder value; and
•ensuring that our executive compensation program is perceived as fundamentally fair to our employees.

Retention of Compensation Consultant
The Compensation Committee has engaged Aon/Radford Consulting (“Aon/Radford”) to assist in determining the components and amount of executive compensation. Aon/Radford reports directly to the Compensation Committee, through its chairman, and the Compensation Committee retains the right to terminate or replace the consultant at any time. The Compensation Committee has considered the relationships that Aon/Radford has with the Company, the members of the Compensation Committee and our executive officers, as well as the policies that Aon/Radford has in place to maintain its independence and objectivity, and has determined that Aon/Radford’s work for the Compensation Committee has not raised any conflicts of interest. Company management also purchases published compensation and benefits surveys from Aon/Radford, and on occasion engages certain affiliates of Aon/Radford in various jurisdictions for services unrelated to executive compensation and benefits, engagements for which the Company’s management has not sought the Compensation Committee’s approval. The fees paid to Aon/Radford and its affiliates in fiscal year 2020 for these surveys and additional services did not exceed $120,000.
Use of Comparator Group Data
The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and each of the other Named Executive Officers with “Comparator Group” data for each position and uses this comparison data to help inform its review and determination of base salaries, short-term incentives, and long-term stock-based compensation awards, as discussed in further detail below under “Components of Compensation.” For fiscal year 2020, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon/Radford survey data of semiconductor companies (where sufficient data was not available in the Aon/Radford semiconductor survey data for a given executive position, the Comparator Group data also included survey data regarding high-technology companies), and (ii) data from the group of 16 publicly traded semiconductor companies listed below. The Company’s selected peer group remained unchanged from that used by the Compensation Committee for the prior fiscal year. The peer group includes many business competitors, as well as certain larger semiconductor companies with which the Company competes for executive talent.

Advanced Micro Devices	KLA Corporation	Microchip Technology	Qorvo
Analog Devices	Lam Research	Micron Technology	QUALCOMM
Applied Materials	Marvell Technology	NVIDIA	Texas Instruments
Broadcom	Maxim Integrated Products	ON Semiconductor	Xilinx

The Compensation Committee generally seeks to make decisions regarding each Named Executive Officer’s compensation that are competitive within the Comparator Group, with consideration given to the executive’s role, responsibility, performance, and length of service. After reviewing the Comparator Group data and considering the input of Aon/Radford, the Compensation Committee established (and the full Board of Directors was advised of) the base salary, short-term incentive target, and stock-based compensation for each Named Executive Officer for fiscal year 2020. Aon/Radford advised the Compensation Committee that such components of executive compensation for fiscal year 2020 were competitive for chief executive officers and other executive officers at companies of similar size and complexity in the semiconductor industry.
In determining the compensation of our Chief Executive Officer for fiscal year 2020, the Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining and incentivizing a chief executive officer with the strategic, financial, and leadership skills necessary to ensure our continued growth and success, (iii) our Chief Executive Officer’s role relative to the other Named Executive Officers, (iv) input from the full Board of Directors on our Chief Executive Officer’s performance, and (v) the length of our Chief Executive Officer’s service to the Company. Our Chief Executive Officer was not present during the voting or deliberations of the Compensation Committee concerning his compensation.
The Compensation Committee considered the recommendations of the Chief Executive Officer regarding the compensation of the other Named Executive Officers and each of his other direct reports. These recommendations were based on an assessment of each individual’s responsibilities, experience, performance, and contribution to the Company’s performance, and also took into account internal factors such as scope of role and level in the organization, in addition to external factors such as the current environment for attracting and retaining executives.
Components of Compensation
The key elements of compensation for our Named Executive Officers are base salary, short-term incentives, long-term stock-based incentives, and health and welfare benefits. For fiscal year 2020, the Compensation Committee sought to make decisions that would result in each Named Executive Officer’s target total direct compensation being competitive within the Comparator Group, with consideration given to the executive’s role, responsibility, performance, and length of service.
Base Salary
The Compensation Committee determines a competitive base salary for each executive officer using the Comparator Group data and input provided by Aon/Radford. In order to provide flexibility in consideration of differences in individual executives’ scope of responsibilities, length of service, and performance, the Compensation Committee did not target a specific percentile of the Comparator Group for executive officer salaries; however, the salaries of the executive officers were generally near the median of the Comparator Group. The base salary for fiscal year 2020 for each Named Executive Officer, as reflected in the table below, increased on average 5.8% from the Named Executive Officer’s base salary in fiscal year 2019, with increases ranging from 5.0% to 6.1%. Salary increases were based on the market-based salary adjustments recommended by Aon/Radford as well as recommendations by the Chief Executive Officer (for Named Executive Officers other than himself).

	FY2020 Base Salary ($)	FY2019 Base Salary ($)
Liam K. Griffin	1,029,000	980,000
Kris Sennesael	530,000	500,000
Carlos S. Bori	457,000	431,000
Robert J. Terry	473,000	446,000
Karilee A. Durham	432,000	408,000

Short-Term Incentives
Overview
Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee and is intended to motivate and reward executives by tying a significant portion of their total cash compensation to the Company’s achievement of pre-established performance goals that are generally one year or less in duration. The Fiscal Year 2020 Executive Incentive Plan (the “Incentive Plan”) adopted by the Compensation Committee on December 17, 2019, was based on the Company’s achievement of corporate performance goals established on a semi-annual basis during fiscal year 2020.

The Compensation Committee moved to six-month performance periods for fiscal year 2020, as opposed to an annual performance period as in previous years, as a result of market uncertainty that existed in late 2019 related to the U.S.-China trade war, including restrictions on the Company’s ability to do business with Huawei Technology Co., Ltd., and certain of its affiliates (the “Trade War”), and its potential impacts on the Company’s financial results for fiscal year 2020. The Compensation Committee concluded that establishing performance goals on a semi-annual basis in light of these uncertainties would best enable the Compensation Committee to establish meaningful and appropriate goals for each half of the year. This approach proved to be particularly appropriate for fiscal year 2020, as the performance goals set by the Compensation Committee for the second performance period, as discussed below, also reflected additional uncertainty in the Company’s business outlook that had arisen as a result of the COVID-19 outbreak.
Incentive Opportunities
For each executive officer, short-term incentive compensation at the “target” level is designed to be near the median short-term incentive compensation of the Comparator Group. After reviewing Comparator Group data, the Compensation Committee determined that the target incentive under the Incentive Plan, as a percentage of base salary, for each of the Named Executive Officers should not be increased, as compared to the target incentives under the prior year’s short-term incentive plan.
The following table shows the range of short-term incentive compensation that each Named Executive Officer could earn in fiscal year 2020 as a percentage of such executive officer’s annual base salary.

	Threshold	Target	Maximum
Chief Executive Officer	80%	160%	320%
Chief Financial Officer	50%	100%	200%
Other Executive Officers	40%	80%	160%

Performance Goals
In December 2019 and May 2020, the Compensation Committee established performance goals for the applicable semi-annual performance period, with each executive eligible to earn up to half of his or her annual short-term incentive compensation with respect to each six-month period. Under the Incentive Plan, any unearned amounts with respect to the first performance period were to be forfeited and could not be earned later based on performance during the second performance period or full-year performance. Payments under the Incentive Plan were based on achieving revenue and non-GAAP EBITDA performance goals, each of which was weighted at 50% for each respective performance period. EBITDA, for purposes of the non-GAAP EBITDA performance goal, was calculated by adding depreciation and amortization to the Company’s non-GAAP operating income, as publicly reported in the Company’s earnings release for the applicable period.
The target level performance goals were established by the Compensation Committee under the Incentive Plan after reviewing the Company’s historical operating results and growth rates as well as the Company’s expected future results relative to peers and were designed to require significant effort and operational success on the part of our executives and the Company to achieve them. The maximum level performance goals established by the Compensation Committee have historically been difficult to achieve and are designed to represent outstanding performance that the Compensation Committee believes should be rewarded. The performance goals established for the second half of fiscal year 2020 were based on the Company’s outlook in May 2020 for the remainder of the fiscal year and reflected the significant economic uncertainty associated with the COVID-19 outbreak, including an expectation of revenue for the second half of fiscal year 2020 lower than the Company’s original operating plan for the fiscal year.

The performance goals established under the Incentive Plan for fiscal year 2020 were as follows (in millions):

Company Metric	Threshold	Target	Maximum
Revenue – 1st Half	$1,400	$1,550	$1,660
Revenue – 2nd Half	$1,400	$1,500	$1,600
Non-GAAP EBITDA – 1st Half	$590	$665	$720
Non-GAAP EBITDA – 2nd Half	$590	$640	$690

The Incentive Plan stipulated that payouts to executives following the end of the fiscal year, under either of the performance metrics, were conditioned upon the Company achieving a nominal level of full-year non-GAAP operating income of $500 million. Non-GAAP operating income, for purposes of the Incentive Plan, is based on the Company’s publicly disclosed non-GAAP operating income—which is calculated by excluding from GAAP operating income share-based compensation expense; acquisition-related expenses; amortization of acquisition-related intangibles; settlements, gains, losses, and impairments; restructuring-related charges; and certain deferred executive compensation—after accounting for any incentive award payments, including those to be made under the Incentive Plan.
Calculation of Incentive Plan Payments
Under the Incentive Plan, upon completion of the first six months of the fiscal year, the Compensation Committee determined the extent to which the Company’s performance goals for the first performance period were attained, reviewed the CEO’s recommended payouts under the Incentive Plan, and approved the awards to be made under the Incentive Plan with respect to the first performance period. Upon completion of the fiscal year, the Compensation Committee completed the same process with respect to the second performance period. Payments with respect to the first performance period were capped at 100% of the first half target level attributable to the applicable metric, with amounts over the target level held back and paid after the end of the fiscal year upon certification that the Company had achieved its nominal level of non-GAAP operating income for the fiscal year.
Achievement under the performance goals at the “threshold,” “target,” or “maximum” level corresponds to payment under the Incentive Plan at the “threshold,” “target,” or “maximum” percentage, as applicable, with such percentage multiplied by the executive’s base salary for the six-month period and then multiplied by the weighting assigned to that performance goal. The payout for achievement under the performance goals between either the “threshold” and “target” levels or the “target” and “maximum” levels would be based on linear interpolation between the two relevant amounts.
Each executive’s payment under the Incentive Plan is calculated by evaluating achievement of each performance goal individually, determining the portion of the total eligible incentive payment earned with respect to each such performance goal, and totaling the resulting amounts. The Compensation Committee retained the discretion to make payments, upon consideration of recommendations by the Chief Executive Officer, even if the threshold performance metrics were not met or if the nominal level of non-GAAP operating income was not met or to make payments in excess of the maximum level if the Company’s performance exceeded the maximum metrics. While the Compensation Committee believed it was appropriate to retain this discretion in order to make short-term incentive compensation awards in appropriate extraordinary circumstances, no such adjustments were actually made.
Fiscal Year Results
For the first half of fiscal year 2020, the Company’s revenue and non-GAAP EBITDA achieved were $1,662 million and $729 million, respectively, resulting in a short-term compensation award for each Named Executive Officer with respect to such performance period equal to his or her maximum payment level, or 200% of the target payment level. A payment of the target amount was made to each Named Executive Officer in May 2020, with the remainder held back for potential payment following the completion fiscal year. For the second half of fiscal year

2020, the Company’s revenue and non-GAAP EBITDA achieved were $1,694 million and $728 million, respectively, resulting in a short-term compensation award for each Named Executive Officer with respect to such performance period equal to 200% of his or her target payment level. In November 2020, upon certifying that the nominal level of non-GAAP operating income had been achieved for the fiscal year, the Compensation Committee approved payment of the short-term incentive achieved with respect to the second performance period as well as payment of the remaining portion of the short-term incentive achieved with respect to the first performance period, which had been held back. The Compensation Committee did not exercise discretion, either upward or downward, to executives’ payments under the Incentive Plan.
Long-Term Stock-Based Compensation
Overview
The Compensation Committee generally makes long-term stock-based compensation awards to executive officers on an annual basis. Long-term stock-based compensation awards are intended to align the interests of our executive officers with those of our stockholders and to reward our executive officers for increases in stockholder value over periods of time greater than one year. It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a prescheduled Compensation Committee meeting. For fiscal year 2020, the Compensation Committee made an annual stock-based compensation award to each of the Named Executive Officers on November 5, 2019, at a regularly scheduled Compensation Committee meeting. At the same meeting, the Compensation Committee also approved the grant of a one-time, non-recurring stock-based compensation award to each of the Named Executive Officers in order to address retention concerns further discussed below and to align the long-term compensation opportunity for each Named Executive Officer with those of peer companies.
Fiscal Year 2020 Stock-Based Compensation Awards
In making annual stock-based compensation awards to executive officers for fiscal year 2020, the Compensation Committee first reviewed the Comparator Group grant data by executive position. The Compensation Committee used that data to inform its determination of a target dollar value for the long-term stock-based award for each executive officer, as set forth in the table below, targeting awards for fiscal year 2020 that were competitive within the Comparator Group. Each executive officer was granted a performance share award (“PSA”) and a restricted stock unit (“RSU”) award equivalent to sixty percent (60%) and forty percent (40%), respectively, of the dollar value of the executive’s fiscal year 2020 stock-based award, calculating the number of shares subject to each award using the fair market value of the Company’s common stock on the date of such award and an assumption that the Company would achieve the “target” level of performance required to earn the PSA. The Compensation Committee’s rationale for awarding PSAs is to further align the executive’s interest with those of the Company’s stockholders by using equity awards that will vest only if the Company achieves pre-established performance metrics, and we believe the Compensation Committee’s decision to award a portion of the PSAs subject to a performance metric measured over a three-year performance period more closely aligns the executive’s interests with those of the Company’s stockholders.

Name	Value of FY20 Stock-Based Award (1)	Number of Shares Subject to PSAs, at Target (2)	Number of Shares Subject to RSUs (2)
Liam K. Griffin	$10,000,000	60,777	40,518
Kris Sennesael	$3,200,000	19,448	12,965
Carlos S. Bori	$2,700,000	16,410	10,940
Robert J. Terry	$2,600,000	15,802	10,534
Karilee A. Durham	$1,800,000	10,940	7,293
________________________
(1)    The grant date fair values of these stock-based awards as disclosed further below in the “Summary Compensation Table” and the “Grants of Plan-Based Awards Table” differ from the values stated above due to the grant date fair value of the PSAs being computed using a Monte Carlo simulation to value the portion of the award related to TSR percentile ranking, in accordance with the provisions of ASC 718.
(2)    Reflects the dollar value of the award, divided by $98.72 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 5, 2019.
After setting award levels by position and evaluating the Company’s business needs for the attraction and retention of executives and employees as well as internal and external circumstances impacting the Company and its employees, the Compensation Committee also reviewed the Comparator Group data to set the aggregate number of shares of the Company’s common stock that would be made available for annual equity awards to eligible non-executive employees of the Company, as a percentage of the total number of the outstanding shares of the Company’s common stock.
FY20 PSAs
The PSAs granted on November 5, 2019 (the “FY20 PSAs”), have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award.
The “performance” condition of the FY20 PSAs compares the Company’s performance under three distinct performance metrics during the applicable performance period against a range of pre-established targets, as follows:

	Percentage of Aggregate Target Level Shares	Performance Period
Target Level Shares with Respect to Emerging Revenue Growth Metric (1)	25%	Fiscal Year 2020
Target Level Shares with Respect to Design Win Metric (2)	25%	Fiscal Year 2020
Target Level Shares with Respect to TSR Percentile Ranking Metric (3)	50%	Fiscal Years 2020–2022
________________________
(1)    The emerging revenue growth metric measures the Company’s year-over-year revenue growth in certain key product categories, each of which represents an identified growth market for the Company.
(2)    The design win metric measures the success of the Company in achieving specific product design wins with a key customer.
(3)    The total stockholder return, or TSR, percentile ranking metric measures the Company’s percentile ranking achieved with respect to its peer group. The peer group for purposes of the TSR percentile ranking metric includes each of the companies in the Philadelphia Semiconductor Index as of November 5, 2019, but excludes any such company that during the three-year performance period is acquired by or merged with (or enters into an agreement to be acquired by or merged with) another entity.

The specific pre-established targets under the emerging revenue growth and TSR percentile ranking metrics are as follows:

Company Metric (1)	Threshold	Target	Maximum
1-year Emerging Revenue Growth (%)	5.0%	15.0%	30.0%
3-year TSR Percentile Ranking (2)	25th	50th	90th
________________________
(1)    Given both the Company’s contractual confidentiality obligations and the proprietary nature of the specific goals, the Company cannot publicly disclose the specific threshold, target, and maximum levels of performance established with respect to the design win metric. The Compensation Committee established the design win goals such that performance at the target level would exceed the Company’s performance relative to the prior year’s performance.

(2)    For the FY20 PSAs related to TSR percentile ranking, the Compensation Committee changed the threshold percentage at which the award begins to become earned—to the 25th percentile from the 40th percentile as in prior years—after reviewing the practices of peer companies.

The number of shares issuable under the FY20 PSAs corresponds to the level of achievement of the performance goals, as follows (subject to linear interpolation for amounts between “threshold” and “target” or “target” and “maximum”):

	Performance Achieved
	Threshold	Target	Maximum
% of Target Level Shares Earned with Respect to Emerging Revenue Growth Metric	50%	100%	200%
% of Target Level Shares Earned with Respect to Design Win Metric	50%	100%	200%
% of Target Level Shares Earned with Respect to TSR Percentile Ranking Metric	50%	100%	300%

The “continued employment” condition of the FY20 PSAs provides that, to the extent that the performance metrics are met, the shares earned under such metrics would vest as follows (provided, in each case, that the executive remains employed by the Company through each such vesting date):

	Anniversary of Grant Date (1)
	One Year	Two Year	Three Year
% of Shares Earned with Respect to Emerging Revenue Growth Metric	50%	50%
% of Shares Earned with Respect to Design Win Metric	50%	50%
% of Shares Earned with Respect to TSR Percentile Ranking Metric			100%
________________________
(1)    In the event of termination by reason of death or permanent disability, the holder of an FY20 PSA (or the holder’s estate) would receive any earned but unissued shares that would have been issuable thereunder during the remaining term of the award.

During fiscal year 2019, the base period against which fiscal year 2020 emerging revenue performance was measured, the Company achieved revenue in the specified key product categories of $199 million. During fiscal year 2020, the Company achieved revenue in the specified key product categories of $442 million, representing emerging revenue growth of 122%, exceeding the “maximum” level of performance and resulting in achievement with respect to such metric of 200% of the target level of shares. Also during fiscal year 2020, the Company achieved design wins with the specified key customer at a level exceeding the “maximum” level of performance, resulting in achievement with respect to such metric of 200% of the target level of shares. Accordingly, upon the Compensation Committee’s certification of the performance results in November 2020, the Company issued 50% of the shares earned by each Named Executive Officer under the FY20 PSAs with respect to the emerging revenue growth and design win performance metrics. The remaining shares earned under such metrics will be issued in November 2021, provided that the Named Executive Officer meets the continued employment condition.
Outstanding PSAs at the End of Fiscal Year 2020
As summarized in the table below of PSAs granted since fiscal year 2018 (the first year in which the Compensation Committee awarded PSAs subject to a performance metric measured over a three-year performance period), achievement of the TSR percentile ranking performance metric under the FY20 PSAs, which is subject to a three-year performance period, will be determined following the conclusion of the Company’s fiscal year 2022.

During the three-year performance period under the fiscal year 2018 PSAs comprising the Company’s fiscal years 2018, 2019, and 2020, the Company achieved a TSR of 44% resulting in its ranking in the 28th percentile against the applicable peer group. As a result of failing to achieve the threshold TSR percentile ranking metric, no shares were earned by the Named Executive Officers with respect to such performance metric, and all PSAs with respect to such performance metric were cancelled.

PSA Fiscal Year	Grant Date	Performance Metric	Performance Period	Achieved (% of Target)
FY18	11/7/2017	Non-GAAP EBITDA Growth	FY18	99.8%
		3-year TSR Percentile Ranking	FY18–FY20	0%
FY19	11/6/2018	Non-GAAP EBITDA Growth	FY19	0%
		3-year TSR Percentile Ranking	FY19–FY21	Performance Period in Progress (1)
FY20	11/5/2019	Emerging Revenue Growth	FY20	200%
		Design Wins	FY20	200%
		3-year TSR Percentile Ranking	FY20–FY22	Performance Period in Progress (2)
________________________
(1)    As of January 22, 2021, performance under this metric during the applicable performance period is below the “threshold” level of performance.
(2)    As of January 22, 2021, performance under this metric during the applicable performance period is between the “target” and “maximum” levels of performance.

One-Time, Non-Recurring Stock-Based Awards
The Compensation Committee also granted each executive officer a one-time, non-recurring stock-based award at its meeting on November 5, 2019. The purpose of these awards was to address significant executive retention concerns that came to light during the Compensation Committee’s planning for fiscal year 2020 compensation. More specifically, the Compensation Committee reviewed analyses prepared by Aon/Radford showing that potential future payouts to the executive officers under the Company’s long-term incentive program were below the compensation opportunities an executive could expect upon leaving the Company and commencing similar employment at a company in the peer group. In addition, the potential future payouts were below both the median of the peer group and Aon/Radford’s recommended level of potential long-term equity payouts. The Compensation Committee noted that due to aggressive metric setting under the Company’s long-term incentive programs—as well as the occurrence of external events beyond the Company’s control, including the Trade War—actual payouts under the Company’s long-term incentive program had also lagged behind peer companies in recent years (including when adjusting for historical performance). At the same time, the Compensation Committee recognized that competition for executive talent had increased significantly in the semiconductor industry. As a result of its analysis of these various factors, the Compensation Committee determined that it was in the best interests of the Company and its stockholders to enhance retention by making one-time, non-recurring stock-based awards.
For Mr. Griffin, the Company’s Chief Executive Officer, the one-time, non-recurring stock-based award consisted of a PSA that, like the FY20 PSAs, has both “performance” and “continued employment” conditions that must be met in order for him to receive shares underlying the award, as follows:

Value of PSA Award	Number of Shares Subject to PSAs, at Target (1)
$5,000,000	50,648
________________________
(1)    Reflects the dollar value of the award, divided by $98.72 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 5, 2019.

The “performance” condition of the PSA award measures the Company’s non-GAAP EBITDA margin achieved relative to the 16 peer companies listed above during a two-year performance period comprising the Company’s fiscal years 2020 and 2021, with half of the total award available to be earned with respect to each fiscal year within the performance period. For purposes of the award, non-GAAP EBITDA margin is calculated by dividing non-GAAP EBITDA by revenue for the applicable fiscal year, where non-GAAP EBITDA is defined as non-GAAP operating income, plus depreciation and amortization, for the applicable fiscal year. With respect to the Company and each peer group company, non-GAAP EBITDA and revenue are calculated based on publicly reported financial information for the applicable fiscal year (which for the peer companies consists of the four-quarter period that ends closest to, but not later than, the end of the Company’s applicable fiscal year). When calculating the Company’s non-GAAP EBITDA margin, the impact of any acquisition or disposition occurring within the applicable fiscal year is excluded if the revenue attributable to such acquisition or disposition exceeds $50 million during such period. The specific pre-established targets under the PSA award are as follows (subject to linear interpolation for amounts between “threshold” and “target” or “target” and “maximum”):

	Threshold	Target	Maximum
Non-GAAP EBITDA Margin Percentile Ranking	25th	50th	75th
% of Target Level Shares Earned	50%	100%	200%

The “continued employment” condition of the PSA award provides that none of the shares earned based on performance would vest until the second anniversary of the grant date and would vest in full on such second anniversary only if Mr. Griffin remains employed by the Company.
During fiscal year 2020, the Company achieved a non-GAAP EBITDA margin of 43%, which put the Company in the 88th percentile of the peer group, resulting in achievement with respect to such metric of 200% of the target level of shares with respect to fiscal year 2020, with such shares to be issued in November 2021, provided that Mr. Griffin meets the continued employment condition.
For the other Named Executive Officers, the one-time, non-recurring stock-based award consisted of an RSU award that vests in two equal installments, with half of the underlying shares vesting on each of the first two anniversaries of the grant date provided the Named Executive Officer remains employed by the Company on the applicable vesting date, as follows:

Name	Value of RSU Award	Number of Shares Subject to RSUs (1)
Kris Sennesael	$1,700,000	17,220
Carlos S. Bori	$1,500,000	15,194
Robert J. Terry	$1,200,000	12,155
Karilee A. Durham	$800,000	8,103
________________________
(1)    Reflects the dollar value of the award, divided by $98.72 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 5, 2019.

Other Compensation and Benefits
We provide other benefits to our executive officers that are intended to be part of a competitive overall compensation program and are not tied to any company performance criteria. Consistent with our objective of having compensation programs that are considered fair to our employees, executive officers are eligible to participate in the Company’s medical, dental, vision, life, and disability insurance plans, as well as the Company’s 401(k) Savings and Investment Plan and Employee Stock Purchase Plan, under the same terms as such benefits are offered to other benefits-eligible employees. The Company does not provide executive officers with any enhanced retirement benefits (i.e., executive officers are subject to the same limits on contributions as other employees, as the Company does not offer any supplemental executive retirement plan or other similar non-qualified deferred compensation plan), and they are eligible for 401(k) company-match contributions under the same terms as other employees.
The Company offered executives the opportunity to participate in a reimbursement program for fiscal year 2020 providing up to an aggregate of $20,000 to each executive for the purchase of financial planning services, estate planning services, personal tax planning and preparation services, and/or an executive physical. No tax gross-up was provided for such reimbursements. In fiscal year 2020, each of the Named Executive Officers received reimbursement in connection with such services.
Engagement with Stockholders Regarding Executive Compensation
At our 2020 Annual Meeting of Stockholders, approximately 89% of the votes cast approved our “Say-on-Pay” proposal—the annual advisory vote regarding the compensation of the Company’s Named Executive Officers. We understood this to mean that stockholders generally approved of our compensation policies and determinations for fiscal year 2019 and that they were generally pleased with the Company’s enhanced disclosure of performance metrics and achievement in response to input from our stockholders following our 2019 Annual Meeting of Stockholders, at which our “Say-on-Pay” proposal was approved by only approximately 72% of the votes cast. Nonetheless, following the 2020 Annual Meeting, we engaged in formal stockholder outreach, soliciting feedback from approximately thirty institutional stockholders representing approximately 53% of the Company’s shares outstanding. Institutions representing approximately 38% of the Company’s shares outstanding, including twelve of our largest twenty stockholders, responded to our outreach, and our subsequent conversations covered a variety of governance and compensation-related topics. During these conversations, most institutional stockholders expressed approval of the Company’s strategy, performance, and management. In addition, most stockholders indicated support for the Company’s compensation policies and plan designs in general, with some stockholders suggesting that going forward the Company modify the metrics and performance period duration for certain long-term stock-based awards. After considering this input from our stockholders, as well as evaluating practices related to executive compensation by public companies generally, and our peer group specifically, our Compensation Committee determined that in general, its existing executive compensation policies and plan designs remained appropriate and in the best interests of the Company and its stockholders.
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
The Compensation Committee believes that severance protections can play a valuable role in recruiting and retaining superior talent. Severance and other termination benefits are an effective way to offer executives financial security to incent them to forego an opportunity with another company. These agreements also protect the Company as the Named Executive Officers are bound by non-solicit covenants for a period of twelve (12) months after termination of employment. Outside of the change-in-control context, each Named Executive Officer is entitled to severance benefits if his or her employment is involuntarily terminated by the Company without cause and, in the case of the Chief Executive Officer, if he terminates his own employment for good reason (as defined in the Chief Executive Officer’s change-in-control agreement). The level of each Named Executive Officer’s cash severance or other termination benefit is generally tied to his or her annual base salary and short-term incentive amounts.

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
Executive Officer Stock Ownership Requirements
We have adopted Executive Stock Ownership guidelines with the objective of more closely aligning the interests of our executive officers with those of our stockholders. Under the Executive Officer Ownership guidelines, our Named Executive Officers are each required to hold the lower of (a) the number of shares with a fair market value equal to the applicable multiple of such executive’s current base salary, or (b) the applicable number of shares, each as set forth in the table below. All of our Named Executive Officers are in compliance with the stock ownership guidelines as of the date hereof.

	Multiple of Annual Base Salary (1)	Shares
Chief Executive Officer	6	137,200
Chief Financial Officer	2.5	29,400
Senior Vice President, Sales and Marketing	2.5	25,400
Senior Vice President and General Counsel	2.5	26,300
Senior Vice President, Human Resources	2.5	24,000
________________________
(1)    For purposes of the Executive Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date.
Compliance with Internal Revenue Code Section 162(m)
For fiscal year 2020, with the exception of compensation grandfathered pursuant to certain transition rules, the Company will be unable to deduct compensation in excess of $1 million paid to certain executive officers, including the Chief Financial Officer, as specified under Section 162(m) of the IRC. The Compensation Committee uses its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in the best interests of the Company and its stockholders.

Compensation Tables for Named Executive Officers
Summary Compensation Table
The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2020, our fiscal year ended September 27, 2019 (“fiscal year 2019”), and our fiscal year ended September 28, 2018 (“fiscal year 2018”).

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Liam K. Griffin	2020	1,043,888	17,430,589	3,292,800	33,162	21,800,439
President and	2019	972,000	11,658,937	1,011,257	18,399	13,660,593
Chief Executive Officer	2018	894,808	7,150,399	1,284,664	12,242	9,342,113
Kris Sennesael	2020	537,192	5,677,593	1,060,000	18,591	7,293,376
Senior Vice President and	2019	496,000	3,264,443	322,467	15,352	4,098,262
Chief Financial Officer	2018	456,366	2,491,910	369,341	13,075	3,330,692
Carlos S. Bori	2020	463,189	4,856,262	731,200	15,444	6,066,095
Senior Vice President,	2019	428,200	3,147,860	222,373	12,561	3,810,994
Sales and Marketing	2018	398,535	2,491,910	251,669	12,346	3,154,460
Robert J. Terry	2020	479,396	4,431,833	756,800	15,994	5,684,023
Senior Vice President,	2019	442,700	1,981,920	230,112	15,287	2,670,019
General Counsel and Secretary	2018	409,054	1,557,371	257,914	12,466	2,236,805
Karilee A. Durham(5)	2020	437,908	3,037,435	691,200	16,531	4,183,074
Senior Vice President,
Human Resources
________________________
(1)    The amount paid to each Named Executive Officer for each two-week pay period is calculated by dividing the Named Executive Officer’s annual base salary by 26. Whereas fiscal years 2018 and 2019 each consisted of 52 weeks, fiscal year 2020 consisted of 53 weeks, resulting in total salary payments for each Named Executive Officer to be higher than the annual base salary for such executive set forth above under “Components of Compensation—Base Salary.”
(2)    The amounts in the Stock Awards column represent the grant date fair values, computed in accordance with the provisions of FASB ASC Topic 718—Compensation—Stock Compensation (“ASC 718”), of PSAs and RSUs granted during the applicable fiscal year, without regard to estimated forfeiture rates. For fiscal years 2018, 2019, and 2020, assuming the highest level of performance achievement with respect to the PSAs, the grant date fair values of the Stock Awards would be as follows: Mr. Griffin (FY 2018: $9,216,421; FY 2019: $14,658,935; FY 2020: $25,430,512), Mr. Sennesael (FY 2018: $3,211,920; FY 2019: $4,104,438; FY 2020: $6,637,546), Mr. Bori (FY 2018: $3,211,920; FY 2019: $3,957,856; FY 2020: $5,666,259), Mr. Terry (FY 2018: $2,007,357; FY 2019: $2,491,891; FY 2020: $5,211,819), and Ms. Durham (FY 2020: $3,577,434). For a description of the assumptions used in calculating the fair value of equity awards in 2020 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 17, 2020.
(3)    Reflects amounts paid to the Named Executive Officers pursuant to the executive incentive plan adopted by the Compensation Committee for each year indicated.

(4)    “All Other Compensation” includes the Company’s contributions to the executive’s 401(k) Plan account, the cost of group term life insurance premiums, and financial planning benefits. For fiscal year 2020, it specifically includes $11,400 in Company contributions to each Named Executive Officer’s 401(k) Plan account, as well as $19,119 in financial planning benefits for Mr. Griffin.
(5)    Ms. Durham was not a Named Executive Officer prior to fiscal year 2020.
Grants of Plan-Based Awards Table
The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2020, including incentive awards payable under our Fiscal Year 2020 Executive Incentive Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Stock Or	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Option Awards ($)
Liam K. Griffin		823,200	1,646,400	3,292,800
	11/5/2019 (2)				30,388	60,777	151,942		8,430,682(5)
	11/5/2019 (3)							40,518	3,999,937(6)
	11/5/2019 (4)				25,324	50,648	101,296		4,999,971(7)
Kris Sennesael		265,000	530,000	1,060,000
	11/5/2019 (2)				9,724	19,448	48,620		2,697,729(5)
	11/5/2019 (3)							12,965	1,279,905(6)
	11/5/2019 (8)							17,220	1,699,958(6)
Carlos S. Bori		182,800	365,600	731,200
	11/5/2019 (2)				8,205	16,410	41,025		2,276,313(5)
	11/5/2019 (3)							10,940	1,079,997(6)
	11/5/2019 (8)							15,194	1,499,952(6)
Robert J. Terry		189,200	378,400	756,800
	11/5/2019 (2)				7,901	15,802	39,505		2,191,974(5)
	11/5/2019 (3)							10,534	1,039,916(6)
	11/5/2019 (8)							12,155	1,199,942(6)
Karilee A. Durham		172,800	345,600	691,200
	11/5/2019 (2)				5,470	10,940	27,350		1,517,542(5)
	11/5/2019 (3)							7,293	719,965(6)
	11/5/2019 (8)							8,103	799,928(6)
________________________
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
(2)    The amounts shown represent shares potentially issuable pursuant to the FY20 PSAs granted on November 5, 2019, under the Company’s 2015 Long-Term Incentive Plan, as described above under “Components of Compensation—Long-Term Stock-Based Compensation.”

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
(4)    The amounts shown represent shares potentially issuable pursuant to the one-time, non-recurring PSA award granted to Mr. Griffin on November 5, 2019, under the Company’s 2015 Long-Term Incentive Plan, as described above under “Components of Compensation—Long-Term Stock-Based Compensation.”
(5)    Reflects the grant date fair value of the FY20 PSAs, computed in accordance with the provisions of ASC 718, using (a) a Monte Carlo simulation (which weights the probability of multiple potential outcomes) to value the portion of the award related to TSR percentile ranking, and (b) a price of $98.72 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on November 5, 2019, to value the portion of the award related to emerging revenue growth and design wins, assuming performance at the “target” level. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2020 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 17, 2020.
(6)    Reflects the grant date fair value of the RSUs granted on November 5, 2019, computed in accordance with the provisions of ASC 718 using a price of $98.72 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 5, 2019.
(7)    Reflects the grant date fair value of the one-time, non-recurring PSA award granted to Mr. Griffin on November 5, 2019, computed in accordance with the provisions of ASC 718 using a price of $98.72 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 5, 2019, and assuming performance at the “target” level.
(8)    Represents shares underlying RSU awards granted under the Company’s 2015 Long-Term Incentive Plan. The one-time, non-recurring RSU award vests over two years at a rate of fifty percent (50%) per year, as described above under “Components of Compensation—Long-Term Stock-Based Compensation.”

Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of fiscal year 2020.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that Have Not Vested ($)(1)
Liam K. Griffin	—	13,211(2)	77.66	11/9/2023	60,778(3)	8,924,034	9,290(9)	1,364,051
					50,648(4)	7,436,646	108,906(10)	15,990,668
					3,862(5)	567,057	91,164(11)	13,385,610
					12,387(6)	1,818,783	12,662(12)	1,859,161
					36,301(7)	5,330,076
					40,518(8)	5,949,258
Kris Sennesael	40,000	—	75.22	8/29/2023	19,448(3)	2,855,550	3,238(9)	475,436
	9,578	3,192(2)	77.66	11/9/2023	933(5)	136,992	30,492(10)	4,477,140
					4,316(6)	633,718	29,172(11)	4,283,325
					10,164(7)	1,492,380
					12,965(8)	1,903,651
					17,220(13)	2,528,413
Carlos S. Bori	1,500	—	60.97	11/10/2021	16,410(3)	2,409,480	3,238(9)	475,436
	5,191	—	84.89	11/9/2022	901(5)	132,294	29,403(10)	4,317,242
	6,165	3,082(2)	77.66	11/9/2023	4,316(6)	633,718	24,615(11)	3,614,220
					9,801(7)	1,439,081
					10,940(8)	1,606,320
					15,194(13)	2,230,935
Robert J. Terry	—	2,252(14)	75.91	11/10/2023	15,802(3)	2,320,208	2,023(9)	297,037
					658(15)	96,614	18,513(10)	2,718,264
					2,698(6)	396,147	23,703(11)	3,480,311
					6,171(7)	906,088
					10,534(8)	1,546,707
					12,155(13)	1,784,719
Karilee A. Durham					10,940(3)	1,606,320	1,239(9)	181,922
					8,852(16)	1,299,739	11,979(10)	1,758,877
					3,993(7)	586,292	16,410(11)	2,409,480
					7,293(8)	1,070,831
					8,103(13)	1,189,763
________________________
(1)    Reflects a price of $146.83 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on October 2, 2020.

(2)    These options were granted on November 9, 2016, and vested at a rate of twenty-five percent (25%) per year on each anniversary of the grant date until they became fully vested on November 9, 2020.
(3)    Represents shares issuable under the FY20 PSAs (awarded on November 5, 2019, as described above under “Components of Compensation—Long-Term Stock-Based Compensation”) with respect to two performance metrics measured over a one-year performance period consisting of the Company’s fiscal year 2020, assuming achievement at the “maximum” level of performance. Fifty percent (50%) of the shares earned under the FY20 PSAs with respect to such metrics were issued on November 5, 2020, and the remaining fifty percent (50%) of the shares earned with respect to such metrics will be issued on November 5, 2021, provided that the executive meets the continued employment condition.
(4)    Represents shares issuable under the one-time, non-recurring stock-based award granted to Mr. Griffin on November 5, 2019 (as described above under “Components of Compensation—Long-Term Stock-Based Compensation”), with respect to a non-GAAP EBITDA margin metric measured over the Company’s fiscal year 2020, assuming achievement at the “maximum” level of performance. The shares earned under this award will be issued on November 5, 2021, provided that Mr. Griffin meets the continued employment condition.
(5)    Represents shares issuable under an RSU award granted on November 9, 2016, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vested at a rate of twenty-five percent (25%) per year on each anniversary of the grant date until they became fully vested on November 9, 2020.
(6)    Represents shares issuable under an RSU award granted on November 7, 2017, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 7, 2021.
(7)    Represents shares issuable under an RSU award granted on November 6, 2018, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 6, 2022.
(8)    Represents shares issuable under an RSU award granted on November 5, 2019, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 5, 2023.
(9)    Represents shares issuable under the fiscal year 2018 PSAs (“FY18 PSAs”) with respect to a TSR percentile ranking performance metric, assuming achievement at the “threshold” level of performance. This portion of the FY18 PSAs, which was subject to a three-year performance period and originally scheduled to vest on November 7, 2020, was cancelled upon the Compensation Committee’s determination on October 20, 2020, that the performance condition had not been satisfied.
(10) Represents shares issuable under the fiscal year 2019 PSAs (“FY19 PSAs”) with respect to the TSR percentile ranking performance metric, assuming achievement at the “maximum” level of performance. This portion of the FY19 PSAs, which is subject to a three-year performance period, will be issued on November 6, 2021, to the extent earned and provided that the executive meets the continued employment condition.
(11) Represents shares issuable under the FY20 PSAs (awarded on November 5, 2019, as described above under “Components of Compensation—Long-Term Stock-Based Compensation”) with respect to the TSR percentile ranking performance metric, assuming achievement at the “maximum” level of performance. This portion of the FY20 PSAs, which is subject to a three-year performance period, will be issued on November 5, 2022, to the extent earned and provided that the executive meets the continued employment condition.
(12) Represents shares issuable under the one-time, non-recurring stock-based award granted to Mr. Griffin on November 5, 2019 (as described above under “Components of Compensation—Long-Term Stock-Based Compensation”), with respect to a non-GAAP EBITDA margin metric measured over the Company’s fiscal year

2021, assuming achievement at the “threshold” level of performance. The shares earned under this award will be issued on November 5, 2021, provided that Mr. Griffin meets the continued employment condition.
(13) Represents shares issuable under an RSU award granted on November 5, 2019, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of fifty percent (50%) per year on each anniversary of the grant date through November 5, 2021.
(14) These options were granted on November 10, 2016, and vested at a rate of twenty-five percent (25%) per year on each anniversary of the grant date until they became fully vested on November 10, 2020.
(15) Represents shares issuable under an RSU award granted on November 10, 2016, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vested at a rate of twenty-five percent (25%) per year on each anniversary of the grant date until they became fully vested on November 10, 2020.
(16) Represents shares issuable under an RSU award granted on April 9, 2018, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through April 9, 2022.
Option Exercises and Stock Vested Table
The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2020.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Liam K. Griffin	95,172	3,391,429	84,285	8,471,587
Kris Sennesael	—	—	27,163	2,987,558
Carlos S. Bori	—	—	20,374	2,028,413
Robert J. Terry	7,471	130,998	13,987	1,393,526
Karilee A. Durham	—	—	6,988	650,156
________________________
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
Mr. Sennesael, Mr. Bori, Mr. Terry, and Ms. Durham
The Company entered into Change in Control / Severance Agreements with each of Mr. Sennesael, Mr. Bori, Mr. Terry, and Ms. Durham on August 29, 2016, November 9, 2016, November 10, 2016, and April 13, 2018, respectively. Each such Change in Control / Severance Agreement is referred to herein as a “CIC Agreement.”
Each CIC Agreement sets out severance benefits that become payable if, within the period of time commencing three (3) months prior to and ending twelve (12) months following a change in control, the executive officer’s employment is either (i) terminated by the Company without cause, or (ii) terminated by the executive for good reason (for each such executive, a “Qualifying Termination”). The severance benefits provided to the executive in such circumstances would consist of the following: (i) a lump sum payment equal to one and one-half (1 1/2) times the sum of (A) his or her annual base salary immediately prior to the change in control, and (B) the CIC Bonus Amount; (ii) all of the executive’s then-outstanding stock options would remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) COBRA continuation for up to eighteen (18) months after the termination date.
Each CIC Agreement also provides that in the event of a Qualifying Termination, the executive is entitled to full acceleration of the vesting of all of his or her outstanding equity awards (including stock options, restricted stock awards, RSU awards, and all earned but unissued performance-based equity awards). At the time of a change in control, all such outstanding equity awards would continue to be subject to the same time-based vesting schedule to which the awards were subject prior to the change in control (including performance-based equity awards that are deemed earned at the time of the change in control as described below). For performance-based equity awards where the change in control occurs prior to the end of the performance period, such awards would be deemed earned as to the greater of (i) the target level of shares for such awards, or (ii) the number of shares that would have been earned pursuant to the terms of such awards based upon performance up through and including the day prior to the date of the change in control. In the event that the successor or surviving company does not agree to assume, or to substitute for, such outstanding equity awards on substantially similar terms with substantially equivalent economic benefits as exist for such award immediately prior to the change in control, then such awards would accelerate in full as of the change in control.
Each CIC Agreement also sets out severance benefits outside a change in control that become payable if the executive’s employment is terminated by the Company without cause. The severance benefits provided to the executive under such circumstance would consist of the following: (i) biweekly compensation continuation payments for a period of twelve (12) months, with each such compensation continuation payment being equal to the aggregate payment amount divided by twenty-six (26), where the aggregate payment is equal to the sum of (x) his or her annual base salary, and (y) any short-term cash incentive award then due; (ii) all then-vested outstanding stock options would remain exercisable for a period of twelve (12) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) COBRA continuation coverage for up to twelve (12) months after the termination date.
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
Each CIC Agreement is intended to be exempt from or compliant with Section 409A of the IRC and has an initial two (2) year term, and thereafter renews automatically on an annual basis for up to five (5) additional years unless either the Company or the executive timely provides a notice of non-renewal to the other prior to the end of the then-current term. The payments due to each executive under his or her CIC Agreement are subject to potential reduction in the event that such payments would otherwise become subject to excise tax incurred under Section 4999 of the IRC, if such reduction would result in the executive retaining a larger amount, on an after-tax basis, than if he or she had received all of the payments due.
Additionally, each CIC Agreement requires that the executive sign a release of claims in favor of the Company before he or she is eligible to receive any benefits under the agreement. Each CIC Agreement also contains non-solicitation provisions applicable to the executive while he or she is employed by the Company and for a period of twelve (12) months following the termination of his or her employment.
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

The following table summarizes the payments and benefits that would be made to the Named Executive Officers as of October 2, 2020, in the following circumstances as of such date:
•termination without cause outside of a change in control;
•termination without cause or for good reason in connection with a change in control; and
•in the event of a termination of employment because of death or disability.

The accelerated equity values in the table reflect a price of $146.83 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on October 2, 2020. The table does not reflect any equity awards made after October 2, 2020.

Name	Benefit	Termination w/o Cause Outside Change in Control ($)(1)	Termination w/o Cause or for Good Reason, After Change in Control ($)	Death/ Disability ($)
Liam K. Griffin(2)	Salary and Short-Term Incentive	5,350,800(3)	6,688,500(4)	—
	Accelerated Options	913,805	913,805	913,805
	Accelerated RSUs	13,665,174	13,665,174	13,665,174
	Accelerated PSAs (5)	43,476,510	43,476,510	43,476,510
	Medical	26,425	31,710	—
	TOTAL	63,432,714	64,775,699	58,055,489
Kris Sennesael(2)	Salary and Short-Term Incentive	530,000(6)	1,590,000(7)	—
	Accelerated Options	—	220,791	220,791
	Accelerated RSUs	—	6,695,154	6,695,154
	Accelerated PSAs (5)	—	10,121,873	10,121,873
	Medical	23,458	35,187	—
	TOTAL	553,458	18,663,005	17,037,818
Carlos S. Bori(2)	Salary and Short-Term Incentive	457,000(6)	1,233,900(7)	—
	Accelerated Options	—	213,182	213,182
	Accelerated RSUs	—	6,042,348	6,042,348
	Accelerated PSAs (5)	—	8,940,919	8,940,919
	Medical	23,627	35,441	—
	TOTAL	480,627	16,465,790	15,196,449
Robert J. Terry(2)	Salary and Short-Term Incentive	473,000(6)	1,277,100(7)	—
	Accelerated Options	—	159,712	159,712
	Accelerated RSUs	—	4,730,275	4,730,275
	Accelerated PSAs (5)	—	7,616,659	7,616,659
	Medical	23,627	35,441	—
	TOTAL	496,627	13,819,187	12,506,646
Karilee A. Durham(2)	Salary and Short-Term Incentive	432,000(6)	1,166,400(7)	—
	Accelerated Options	—	—	—
	Accelerated RSUs	—	4,146,626	4,146,626
	Accelerated PSAs (5)	—	5,168,269	5,168,269
	Medical	23,627	35,441	—
	TOTAL	455,627	10,516,736	9,314,895
________________________
(1)    For Mr. Griffin, includes amounts payable pursuant to a termination for good reason outside of a change in control.
(2)    Excludes the value of accrued vacation/paid time off required by law to be paid upon termination.

(3)    Represents an amount equal to two (2) times the sum of (A) Mr. Griffin’s annual base salary as of October 2, 2020, and (B) an Incentive Plan payment, which is equal to Mr. Griffin’s “target” short-term cash incentive award for fiscal year 2020, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2017, 2018, and 2019.
(4)    Represents an amount equal to two and one-half (2½) times the sum of (A) Mr. Griffin’s annual base salary as of October 2, 2020, and (B) an Incentive Plan payment, which is equal to Mr. Griffin’s “target” short-term cash incentive award for fiscal year 2020, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2017, 2018, and 2019.
(5)    Represents the value of PSAs that were unvested and outstanding as of October 2, 2020, in accordance with Item 402(j) of Regulation S-K, using the following assumptions: (a) achievement at the “target” level of performance for the FY18 PSAs (3-year TSR percentile ranking metric) originally scheduled to vest on November 7, 2020, based on the Company’s TSR relative to peers for fiscal years 2018–2020 falling below the “threshold” level of performance (which resulted in the award’s cancellation due to the performance condition not being satisfied); (b) achievement at 140% of the “target” level of performance for the FY19 PSAs (3-year TSR percentile ranking metric) scheduled to vest on November 6, 2021, based on the Company’s TSR relative to peers for fiscal years 2019 and 2020; (c) achievement at 200% of the “target” level of performance for the FY20 PSAs (emerging revenue growth and design wins metrics) scheduled to vest on November 5, 2020, and November 6, 2021, based on the Company’s actual achievement at the “maximum” level of performance with respect to both performance metrics measured over a one-year performance period consisting of the Company’s fiscal year 2020; (d) achievement at 296% of the “target” level of performance for the FY20 PSAs (3-year TSR percentile ranking metric) scheduled to vest on November 5, 2022, based on the Company’s TSR relative to peers for fiscal year 2020; (e) achievement at 200% of the “target” level of performance for one half of the one-time, non-recurring stock-based award granted to Mr. Griffin scheduled to vest on November 5, 2021, based on the Company’s actual achievement at the “maximum” level of performance measured over the Company’s fiscal year 2020; and (f) achievement at the “target” level of performance for one half of the one-time, non-recurring stock-based award granted to Mr. Griffin scheduled to vest on November 5, 2021, which will be based on the Company’s performance measured over the Company’s fiscal year 2021.
(6)    Represents an amount equal to the Named Executive Officer’s annual base salary as of October 2, 2020.
(7)    Represents an amount equal to one and one-half (1½) times the sum of (A) the Named Executive Officer’s annual base salary as of October 2, 2020, and (B) an Incentive Plan payment, which is equal to the Named Executive Officer’s “target” short-term cash incentive award for fiscal year 2020, since such “target” payout level is greater than the three (3) year average of the actual incentive payments made to the Named Executive Officer for fiscal years 2017, 2018, and 2019.
CEO Pay Ratio
Following is a reasonable estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees. For fiscal year 2020:
•    The annual total compensation of our Chief Executive Officer was $21,800,439.
•    The annual total compensation of our median compensated employee was $17,148.
•    Based on the foregoing, we estimate that our Chief Executive Officer’s total annual compensation was approximately 1,271 times that of our median employee.
To determine the median of the annual total compensation of our employees, we applied the following methodology and material assumptions:

•We did not use the de minimis exception to exclude any non-U.S. employees. We have a globally diverse workforce with total headcount of approximately 10,000 as of October 2, 2020, of which approximately 7,900 are located outside the United States, primarily in locations employing large direct labor forces such as Mexico and Singapore where wages are significantly lower than in the United States. The median employee identified within this employee population as of October 2, 2020, is a full-time employee in our Mexicali, Mexico facility.
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
•Using this consistently applied compensation measure, we identified an employee at the median and calculated such employee’s total compensation for fiscal year 2020 in accordance with Item 402(c)(2)(x) of Regulation S-K.
•We did not use any cost-of-living adjustments in identifying the median employee.
•The annual total compensation of our Chief Executive Officer is the amount reported in the “Total” column of our Summary Compensation Table for fiscal year 2020.
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
Cash Compensation
Non-employee directors of the Company are paid, in quarterly installments, an annual retainer of $75,000 (which increased from $70,000 as of February 2020). Additional annual retainers for Chairman, Lead Independent Director, and/or committee service (paid in quarterly installments) are as follows: any non-employee Chairman of the Board ($130,000); the Lead Independent Director, if one has been appointed ($50,000); the Chairman of the Audit Committee ($30,000); the Chairman of the Compensation Committee ($20,000); the Chairman of the Nominating and Governance Committee ($15,000); non-chair member of Audit Committee ($15,000, which increased from $12,000 as of February 2020); non-chair member of Compensation Committee ($10,000); and non-chair member of Nominating and Corporate Governance Committee ($7,500, which increased from $5,000 as of February 2020). In addition, the Compensation Committee continues to retain discretion to recommend to the full Board of Directors that additional cash payments be made to a non-employee director for extraordinary service during a fiscal year.
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

Director Compensation Table
The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
David J. Aldrich, Chairman of the Board	203,750	226,626	430,376
Christine King, Lead Independent Director	158,000	226,626	384,626
Alan S. Batey	78,633	226,626	305,259
Kevin L. Beebe	88,750	226,626	315,376
Timothy R. Furey	94,875	226,626	321,501
Balakrishnan S. Iyer(3)	61,635	—	61,635
David P. McGlade	104,016	226,626	330,642
Robert A. Schriesheim	93,633	226,626	320,259
Kimberly S. Stevenson	80,625	226,626	307,251
________________________
(1)    The non-employee members of the Board of Directors who held such positions on October 2, 2020, held the following aggregate number of unexercised stock options, unvested RSU awards, and unearned, unvested performance share awards (assuming achievement at the “threshold” level of performance) as of such date:

Name	Number of Securities Underlying Unexercised Options	Number of Shares Subject to Unvested RSUs	Number of Unearned Performance Share Awards that Have Not Vested
David J. Aldrich, Chairman of the Board	—	2,140	5,099
Christine King, Lead Independent Director	—	2,140	—
Alan S. Batey	—	3,820	—
Kevin L. Beebe	—	2,140	—
Timothy R. Furey	—	2,140	—
David P. McGlade	—	2,140	—
Robert A. Schriesheim	—	2,140	—
Kimberly S. Stevenson	—	2,812	—
(2)    Reflects the grant date fair value of 2,140 RSUs granted on May 6, 2020, to each non-employee director elected at the 2020 Annual Meeting of Stockholders, computed in accordance with the provisions of ASC 718 using a price of $105.90 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on May 6, 2020.
(3)    Mr. Iyer served as a director until the 2020 Annual Meeting of Stockholders on May 6, 2020.

Director Stock Ownership Requirements
We have adopted Director Stock Ownership guidelines with the objective of more closely aligning the interests of our directors with those of our stockholders. The minimum number of shares of the Company’s common stock that the Director Stock Ownership guidelines require non-employee directors to hold while serving in their capacity as directors is the director base compensation (currently $75,000) multiplied by five (5), divided by the fair market value of the Company’s common stock (rounded to the nearest 100 shares). For purposes of the Director Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. All of our directors have met the stock ownership guidelines as of the date hereof (with the exception of Mr. Batey, who is not required to comply with the guidelines until the fifth anniversary of his appointment to the Board of Directors).
Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board of Directors currently consists of, and during fiscal year 2020 consisted of, Ms. King (Chairman), Mr. McGlade, and Mr. Schriesheim. No member of this committee was at any time during fiscal year 2020 an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, where one of such entity’s executive officers served as a director of the Company or a member of the Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report on this Form 10-K for the year ended October 2, 2020.

THE COMPENSATION COMMITTEE
Christine King, Chairman
David P. McGlade
Robert A. Schriesheim

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 22, 2021, by the following individuals or entities: (i) each person or entity who beneficially owns five percent (5%) or more of the outstanding shares of the Company’s common stock as of January 22, 2021; (ii) the Named Executive Officers (as defined above in Item 11 “Executive Compensation”); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 22, 2021, there were 164,900,017 shares of the Company’s common stock issued and outstanding.
In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 22, 2021, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Names and Addresses of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Percent of Class
The Vanguard Group, Inc.	18,909,311(3)	11.47%
BlackRock, Inc.	13,702,500(4)	8.31%
David J. Aldrich	148,296(5)	(*)
Alan S. Batey	841	(*)
Kevin L. Beebe	55,717	(*)
Carlos S. Bori	47,944(5)	(*)
Karilee A. Durham	9,810	(*)
Timothy R. Furey	18,618	(*)
Liam K. Griffin	69,921(5)	(*)
Christine King	15,855	(*)
David P. McGlade	37,792	(*)
Robert A. Schriesheim	77,278	(*)
Kris Sennesael	105,021	(*)
Kimberly S. Stevenson	3,639	(*)
Robert J. Terry	11,652(5)	(*)
All current directors and executive officers as a group (13 persons)	602,384(5)	(*)
________________________
*    Less than 1%
(1)    Unless otherwise set forth in the following notes, each person’s address is the address of the Company’s principal executive offices at Skyworks Solutions, Inc., 5260 California Avenue, Irvine, CA 92617, and stockholders have sole voting and sole investment power with respect to the shares, except to the extent such power may be shared by a spouse or otherwise subject to applicable community property laws.
(2)    Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of January 22, 2021 (the “Current Options”), as follows: Mr. Bori—15,938 shares under Current Options; Mr. Griffin—13,211 shares under Current Options; Mr. Sennesael—52,770 shares under Current Options; Mr. Terry—502 shares under Current Options; current directors and executive officers as a group (13 persons)—82,421 shares under Current Options.
The table does not reflect the number of shares of Company common stock to be issued pursuant to unvested restricted stock units (the “Unvested RSUs”) and earned, but unissued, performance share awards subject to time-based vesting only (the “Unvested PSAs”) that are not scheduled to vest within sixty (60) days of January 22, 2021, as follows: Mr. Aldrich—2,140 shares under Unvested RSUs; Mr. Batey—3,820 shares under Unvested RSUs; Mr. Beebe—2,140 shares under Unvested RSUs; Mr. Bori—32,556 shares under Unvested RSUs and 8,204 shares under Unvested PSAs; Ms. Durham—26,316 shares under Unvested RSUs and 5,468 shares under Unvested PSAs; Mr. Furey—2,140 shares under Unvested RSUs; Mr. Griffin—91,364 shares under Unvested RSUs and 81,036 shares under Unvested PSAs; Ms. King—2,140 shares under Unvested RSUs; Mr. McGlade—2,140 shares under Unvested RSUs; Mr. Schriesheim—2,140 shares under Unvested RSUs; Mr. Sennesael—36,719 shares under Unvested RSUs and 9,724 shares under Unvested PSAs; Ms. Stevenson—2,812 shares under Unvested RSUs; Mr. Terry—26,946 shares under Unvested RSUs and 7,900 shares under Unvested PSAs; current directors and executive officers as a group (13 persons)—233,373 shares under Unvested RSUs and 112,332 shares under Unvested PSAs.
(3)    Consists of shares beneficially owned by The Vanguard Group, Inc. (“Vanguard”), which has sole voting power with respect to 252,011 shares, shared voting power with respect to 45,766 shares, sole dispositive power with respect to 18,624,467 shares and shared dispositive power with respect to 284,844 shares. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard, is the beneficial owner of 193,126 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly owned subsidiary of Vanguard, is the beneficial owner of 147,691 shares as a result of its serving as investment manager of Australian investment offerings. With respect to the information relating to Vanguard, the Company has relied on information supplied by Vanguard on a Schedule 13G/A filed with the SEC on February 12, 2020. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
(4)    Consists of shares beneficially owned by BlackRock, Inc. (“BlackRock”), in its capacity as a parent holding company of various subsidiaries under Rule 13d-1(b)(1)(ii)(G). In its capacity as a parent holding company or control person, BlackRock has sole voting power with respect to 11,762,673 shares and sole dispositive power with respect to 13,702,500 shares which are held by the following of its subsidiaries: BlackRock Life Limited, BlackRock International Limited, BlackRock Advisors, LLC, BlackRock (Netherlands) B.V., BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock Asset Management Deutschland AG, BlackRock (Luxembourg) S.A., BlackRock Investment Management (Australia) Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock Asset Management North Asia Limited, BlackRock (Singapore) Limited, and BlackRock Fund Managers Ltd. With respect to the information relating to BlackRock and its affiliated entities, the Company has relied on information supplied by BlackRock on a Schedule 13G/A filed with the SEC on February 6, 2020. The address of BlackRock is 55 East 52nd Street, New York, NY 10055.
(5)    Includes shares held in the Company’s 401(k) Savings and Investment Plan as of January 22, 2021.

Equity Compensation Plan Information
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
The following table presents information about these plans as of October 2, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#) (c)
Equity compensation plans approved by security holders	362,866(1)	70.28	12,418,077(2)
Equity compensation plans not approved by security holders	—	—	395,441(3)
TOTAL	362,866	70.28	12,813,518
________________________
(1)    Excludes 1,777,198 unvested shares under restricted stock and RSU awards and 1,107,377 unvested shares under PSAs, which figure assumes achievement of performance goals under the FY20 PSAs at target levels.
(2)    Includes 1,426,186 shares available for future issuance under the 2002 Employee Stock Purchase Plan, 10,398,828 shares available for future issuance under the 2015 Long-Term Incentive Plan, and 593,063 shares available for future issuance under the 2008 Director Long-Term Incentive Plan. No further grants will be made under the 2005 Long-Term Incentive Plan.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
    Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation,” since September 28, 2019, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. In January 2008, the Board of Directors adopted a written related person transaction approval policy, which was amended in November 2018, and which sets forth the Company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be reviewed by the Company’s General Counsel and approved by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.

    Director Independence: Each year, the Board of Directors reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable Nasdaq Rules and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers, and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which a member of the Company’s Board of Directors is a director or executive officer. After evaluating these factors, the Board of Directors has determined that a majority of the members of the Board of Directors, namely, Alan S. Batey, Kevin L. Beebe, Timothy R. Furey, Christine King, David P. McGlade, Robert A. Schriesheim, and Kimberly S. Stevenson, do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors and that each such director is an independent director of the Company within the meaning of applicable Nasdaq Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2020 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2020. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2020 ($)	% of Total (%)	Fiscal Year 2019 ($)	% of Total (%)
Audit Fees(1)	2,437,150	95.5	2,315,150	93.1
Tax Fees(2)	115,115	4.5	170,500	6.9
Total Fees	2,552,265	100	2,485,650	100
________________________
(1)    Audit fees consist of fees for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on Form 10-Q, statutory audits and related filings in various foreign locations and audit procedures related to acquisition activity during fiscal years 2020 and 2019. Fiscal year 2020 and 2019 audit fees included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes-Oxley Act. Fiscal year 2020 audit fees also included fees for the review of registration statement auditor consents to incorporate by reference prior year financial statement opinions in Form S-8 filings.
(2)    Tax fees consist of fees for tax compliance, tax advice, and tax planning services. Tax compliance services, which primarily relate to the review of our U.S. tax returns and certain trade and customs forms, accounted for $104,615 and $160,000 of the total tax fees for fiscal years 2020 and 2019, respectively.
In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, be preapproved by the Audit Committee. The Audit Committee preapproved all audit and non-audit services provided by KPMG LLP during fiscal year 2020 and fiscal year 2019.

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
ITEM 16. FORM 10-K SUMMARY.
None

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of August 3, 2018, by and among the Company, Avnera Corporation, AI Acquisition Corp., and Shareholder Representative Services LLC, solely in its capacity as the representative and agent of the Equityholders	10-K	001-05560	2.3	11/15/2018
3.1	Restated Certificate of Incorporation, as Amended	10-Q	001-05560	3.1	8/3/2016
3.2	Third Amended and Restated By-laws, as Amended	10-Q	001-05560	3.1	2/5/2018
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
4.2	Description of Capital Stock	10-K	001-05560	4.2	11/14/2019
10.1*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.1	7/24/2020
10.2*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.2	7/24/2020
10.3*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.4*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.5*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/4/2018
10.6*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.7*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.8*	Skyworks Solutions, Inc. 2015 Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	8/7/2019
10.9*	Form of Nonstatutory Stock Option Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.10*	Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.3	8/5/2015
10.11*	Form of Restricted Stock Unit Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.4	8/5/2015
10.12*	Fiscal Year 2020 Executive Incentive Plan	10-Q	001-05560	10.1	1/24/2020
10.13*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	5/5/2020
10.14*	Amended and Restated Change in Control / Severance Agreement, dated May 11, 2016, between the Company and Liam Griffin	10-Q	001-05560	10.2	8/3/2016

10.15*	Change in Control / Severance Agreement, dated August 29, 2016, between the Company and Kris Sennesael	10-K	001-05560	10.32	11/22/2016
10.16*	Change in Control / Severance Agreement, dated November 10, 2016, between the Company and Robert J. Terry	10-Q	001-05560	10.2	2/7/2017
10.17*	Change in Control / Severance Agreement, dated November 9, 2016, between the Company and Carlos S. Bori	10-K	001-05560	10.27	11/13/2017
10.18*	Change in Control / Severance Agreement, dated April 13, 2018, between the Company and Kari A. Durham	10-Q	001-05560	10.2	1/24/2020
21	Subsidiaries of the Company	10-K	001-05560	21	11/17/2020
23.1	Consent of KPMG LLP	10-K	001-05560	23.1	11/17/2020
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.1	11/17/2020
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.2	11/17/2020
31.3	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.1	11/17/2020
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.2	11/17/2020
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 29, 2021

SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
Director