Form 10-Q
period 2021-01-01
SKYWORKS SOLUTIONS, INC.
filed 2021-01-29
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2021
OR
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

As of January 22, 2021, the registrant had 164,900,017 shares of common stock, par value $0.25 per share, outstanding.

1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 1, 2021

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	January 1, 2021	December 27, 2019
Net revenue	$1,510.0	$896.1
Cost of goods sold	748.3	451.8
Gross profit	761.7	444.3
Operating expenses:
Research and development	121.6	107.7
Selling, general, and administrative	66.6	55.4
Amortization of intangibles	2.8	3.1
Restructuring, impairment, and other charges	—	0.8
Total operating expenses	191.0	167.0
Operating income	570.7	277.3
Other income, net	0.2	1.4
Income before income taxes	570.9	278.7
Provision for income taxes	61.6	21.6
Net income	$509.3	$257.1
Earnings per share:
Basic	$3.08	$1.51
Diluted	$3.05	$1.50
Weighted average shares:
Basic	165.4	170.2
Diluted	167.0	171.6

Cash dividends declared and paid per share	$0.50	$0.44

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	January 1, 2021	December 27, 2019
Net income	$509.3	$257.1
Other comprehensive income (loss), net of tax
Fair value of investments	(0.2)	(0.1)
Pension adjustments	0.3	—
Comprehensive income	$509.4	$257.0
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	January 1, 2021	October 2, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$617.2	$566.7
Marketable securities	401.4	408.1
Receivables, net of allowance of $0.6 and $0.6, respectively	689.9	393.6
Inventory	718.5	806.0
Other current assets	148.2	143.2
Total current assets	2,575.2	2,317.6
Property, plant, and equipment, net	1,305.4	1,249.5
Operating lease right-of-use assets	172.4	167.9
Goodwill	1,189.8	1,189.8
Intangible assets, net	46.4	53.5
Deferred tax assets, net	56.4	55.3
Marketable securities	0.7	5.2
Other long-term assets	73.5	67.9
Total assets	$5,419.8	$5,106.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$264.6	$226.9
Accrued compensation and benefits	85.0	113.5
Other current liabilities	158.0	108.0
Total current liabilities	507.6	448.4
Long-term tax liabilities	310.6	311.3
Long-term operating lease liabilities	154.9	150.7
Other long-term liabilities	31.8	32.1
Total liabilities	1,004.9	942.5
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 233.4 shares issued and 164.9 shares outstanding at January 1, 2021, and 232.3 shares issued and 165.6 shares outstanding at October 2, 2020	41.2	41.4
Additional paid-in capital	3,471.6	3,403.7
Treasury stock, at cost	(4,336.9)	(4,093.5)
Retained earnings	5,246.7	4,820.4
Accumulated other comprehensive loss	(7.7)	(7.8)
Total stockholders’ equity	4,414.9	4,164.2
Total liabilities and stockholders’ equity	$5,419.8	$5,106.7
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	January 1, 2021	December 27, 2019
Cash flows from operating activities:
Net income	$509.3	$257.1
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	44.5	33.6
Depreciation	78.4	79.8
Amortization of intangible assets	8.0	11.4
Deferred income taxes	(0.7)	0.9
Changes in assets and liabilities:
Receivables, net	(296.3)	38.5
Inventory	88.9	7.9
Accounts payable	22.4	(6.7)
Other current and long-term assets and liabilities	30.6	(24.1)
Net cash provided by operating activities	485.1	398.4
Cash flows from investing activities:
Capital expenditures	(118.9)	(111.2)
Purchased intangibles	(4.3)	—
Purchases of marketable securities	(99.4)	(131.5)
Sales and maturities of marketable securities	111.6	62.2
Net cash used in investing activities	(111.0)	(180.5)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(47.7)	(26.6)
Repurchase of common stock - stock repurchase program	(195.6)	(74.2)
Dividends paid	(83.0)	(75.1)
Net proceeds from exercise of stock options	2.7	34.9
Net cash used in financing activities	(323.6)	(141.0)
Net increase in cash and cash equivalents	50.5	76.9
Cash and cash equivalents at beginning of period	566.7	851.3
Cash and cash equivalents at end of period	$617.2	$928.2
Supplemental cash flow disclosures:
Income taxes paid	$8.1	$26.1
Incentives paid in common stock	$27.5	$—
Non-cash investing in capital expenditures, accrued but not paid	$94.3	$70.1
Operating lease assets obtained in exchange for new lease liabilities	$12.5	$20.7
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at October 2, 2020	165.6	$41.4	66.7	$(4,093.5)	$3,403.7	$4,820.4	$(7.8)	$4,164.2
Net income	—	—	—	—	—	509.3	—	509.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	0.4	(47.8)	2.6	—	—	(45.0)
Share-based compensation expense	—	—	—	—	64.9	—	—	64.9
Stock repurchase program	(1.4)	(0.4)	1.4	(195.6)	0.4	—	—	(195.6)
Dividends declared	—	—	—	—	—	(83.0)	—	(83.0)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance at January 1, 2021	164.9	$41.2	68.5	$(4,336.9)	$3,471.6	$5,246.7	$(7.7)	$4,414.9

Balance at September 27, 2019	170.1	$42.5	60.1	$(3,412.9)	$3,188.0	$4,312.6	$(7.9)	$4,122.3
Net income	—	—	—	—	—	257.1	—	257.1
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.1	0.3	0.3	(26.7)	34.6	—	—	8.2
Share-based compensation expense	—	—	—	—	29.1	—	—	29.1
Stock repurchase program	(0.7)	(0.2)	0.7	(74.2)	0.2	—	—	(74.2)
Dividends declared	—	—	—	—	—	(75.1)	—	(75.1)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance at December 27, 2019	170.5	$42.6	61.1	$(3,513.8)	$3,251.9	$4,494.6	$(8.0)	$4,267.3
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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2020, filed with the SEC on November 17, 2020 (“2020 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income, and accumulated other comprehensive loss that are reported in these unaudited consolidated financial statements and accompanying disclosures. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Judgment is required in determining the reserves for, and fair value of, items such as overall fair value assessments of assets and liabilities, particularly those classified as Level 2 or Level 3 in the fair value hierarchy, marketable securities, inventory, intangible assets associated with business combinations, share-based compensation, loss contingencies, and income taxes. In addition, judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment testing. Actual results could differ significantly from these estimates.

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2021 consists of 52 weeks and ends on October 1, 2021. Fiscal 2020 consisted of 53 weeks and ended on October 2, 2020. The first quarters of fiscal 2021 and 2020 each consisted of 13 weeks and ended on January 1, 2021, and December 27, 2019, respectively.

2.    REVENUE RECOGNITION

The Company presents net revenue by geographic area based upon the location of the original equipment manufacturers’ (“OEMs”) headquarters as it believes that doing so best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net revenue by geographic area is as follows (in millions):

	Three Months Ended
	January 1, 2021	December 27, 2019
United States	$1,101.6	$590.4
China	212.6	168.4
Taiwan	87.5	42.0
South Korea	68.0	59.0
Europe, Middle East, and Africa	33.8	30.3
Other Asia-Pacific	6.5	6.0
Total	$1,510.0	$896.1
The Company’s revenue from external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company's portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
Available for sale:	January 1, 2021	October 2, 2020	January 1, 2021	October 2, 2020
U.S. Treasury and government	$128.4	$129.4	$0.7	$5.0
Corporate bonds and notes	258.1	276.8	—	—
Municipal bonds	14.9	1.9	—	0.2
Total	$401.4	$408.1	$0.7	$5.2
The contractual maturities of noncurrent available-for-sale marketable securities were due within two years or less. There were gross unrealized gains of $0.2 million on U.S. Treasury securities and $0.1 million on corporate bonds and notes as of January 1, 2021, and gross unrealized gains of $0.3 million on U.S. Treasury securities and $0.2 million on corporate bonds and notes as of October 2, 2020.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of January 1, 2021				As of October 2, 2020
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents*	$617.2	$602.4	$14.8	$—	$566.7	$561.2	$5.5	$—
U.S. Treasury and government securities	129.1	38.1	91.0	—	134.4	43.2	91.2	—
Corporate bonds and notes	258.1	—	258.1	—	276.8	—	276.8	—
Municipal bonds	14.9	—	14.9	—	2.1	—	2.1	—
Total	$1,019.3	$640.5	$378.8	$—	$980.0	$604.4	$375.6	$—
* Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, commercial paper, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended January 1, 2021.

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	January 1, 2021	October 2, 2020
Raw materials	$39.9	$37.8
Work-in-process	547.0	566.4
Finished goods	129.7	198.9
Finished goods held on consignment by customers	1.9	2.9
Total inventory	$718.5	$806.0

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	January 1, 2021	October 2, 2020
Land and improvements	$11.8	$11.8
Buildings and improvements	431.9	424.8
Furniture and fixtures	49.1	46.5
Machinery and equipment	2,642.5	2,556.1
Construction in progress	167.3	140.7
Total property, plant, and equipment, gross	3,302.6	3,179.9
Accumulated depreciation	(1,997.2)	(1,930.4)
Total property, plant, and equipment, net	$1,305.4	$1,249.5
7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three months ended January 1, 2021.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three months ended January 1, 2021.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	January 1, 2021			October 2, 2020
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.0	$18.2	$(16.7)	$1.5	$18.2	$(15.8)	$2.4
Developed technology and other	5.0	60.9	(46.3)	14.6	101.0	(81.6)	19.4
Trademarks	3.0	—	—	—	1.6	(1.5)	0.1
Technology licenses	3.1	27.3	(16.5)	10.8	26.3	(14.2)	12.1
IPR&D		19.5	—	19.5	19.5	—	19.5
Total intangible assets		$125.9	$(79.5)	$46.4	$166.6	$(113.1)	$53.5

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2021	2022	2023	2024	2025	Thereafter
Amortization expense, cost of goods sold	$3.0	$0.1	$0.1	$0.1	$0.1	$1.7
Amortization expense, operating expense	$12.2	$5.3	$1.3	$1.0	$1.0	$1.0
Total amortization expense	$15.2	$5.4	$1.4	$1.1	$1.1	$2.7

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended
	January 1, 2021	December 27, 2019
United States income taxes	$41.0	$11.5
Foreign income taxes	20.6	10.1
Provision for income taxes	$61.6	$21.6

Effective tax rate	10.8%	7.8%
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three months ended January 1, 2021 and December 27, 2019, respectively, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), windfall tax deductions, and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and tax expense related to a change in the reserve for uncertain tax positions.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to the Company’s business and have demanded and may in the future demand that the Company license their technology. The outcome of any such litigation cannot be predicted with certainty and some such lawsuits, claims, or proceedings may be disposed of unfavorably to the Company. Generally speaking, intellectual property disputes often have a risk of injunctive relief, which, if imposed against the Company, could materially and adversely affect the Company’s financial condition or results of operations. From time to time the Company may also be involved in legal proceedings in the ordinary course of business.

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

10.     STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On January 30, 2019, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time prior to January 30, 2021, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three months ended January 1, 2021, the Company paid $195.6 million (including commissions) in connection with the repurchase of 1.4 million shares of its common stock (paying an average price of $138.85 per share). During the three months ended December 27, 2019, the Company paid $74.2 million (including commissions) in connection with the repurchase of 0.7 million shares of its common stock (paying an average price of $100.01 per share). As of January 1, 2021, $0.78 billion remained available under the January 30, 2019, stock repurchase authorization.

On January 26, 2021, the Board of Directors approved a new stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time prior to January 26, 2023, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. This newly authorized stock repurchase plan replaces in its entirety the aforementioned January 30, 2019, plan. The timing and amount of any shares of the Company’s common stock that are repurchased under the new repurchase program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company currently expects to fund the repurchase program using the Company’s working capital.

Dividends
On January 28, 2021, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.50 per share. This dividend is payable on March 9, 2021, to the Company’s stockholders of record as of the close of business on February 16, 2021.

During the three months ended January 1, 2021, the Company declared and paid a $0.50 dividend per share of common stock with a total charge to retained earnings of $83.0 million.

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statements of Operations (in millions):

	Three Months Ended
	January 1, 2021	December 27, 2019
Cost of goods sold	$6.4	$4.2
Research and development	20.3	14.8
Selling, general and administrative	17.8	14.6
Total share-based compensation	$44.5	$33.6
11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended
	January 1, 2021	December 27, 2019
Net income	$509.3	$257.1

Weighted average shares outstanding – basic	165.4	170.2
Dilutive effect of equity-based awards	1.6	1.4
Weighted average shares outstanding – diluted	167.0	171.6

Net income per share – basic	$3.08	$1.51
Net income per share – diluted	$3.05	$1.50

Anti-dilutive common stock equivalents	—	0.5
Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three months ended January 1, 2021, and December 27, 2019, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.     SUPPLEMENTAL BALANCE SHEET INFORMATION

Other current liabilities consist of the following (in millions):

	As of
	January 1, 2021	October 2, 2020
Accrued taxes	80.5	31.2
Operating lease liability	30.8	28.2
Accrued customer liabilities	21.5	20.3
Other	25.2	28.3
Total other current liabilities	158.0	108.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “seek,” “should,” “will,” “would,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the possible impacts of the COVID-19 pandemic, the development of new products, enhancements of technologies, sales levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management as of the date the statement is first made, such statements can only be based on facts and factors then known by us. Consequently, forward-looking statements involve inherent risks and uncertainties, and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in, or anticipated by, the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the 2020 10-K, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of the initial filing of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements.

In this document, the words “we,” “our,” “ours,” and “us” refer only to Skyworks Solutions, Inc. and its subsidiaries and not any other person or entity.

Impact of COVID-19
The COVID-19 pandemic and the resulting economic downturn are affecting business conditions in our industry. The duration, severity, and future impact of the pandemic continue to be highly uncertain and could still result in significant disruptions to our business operations, including our supply chain, as well as negative impacts to our financial condition. A renewed suspension of our operations in Mexicali, Mexico, similar to what we experienced in April 2020, or a continued reduction in our production capacity due to employee quarantines, employee absenteeism, and restrictions on certain of our employees’ ability to work, would negatively impact our future operating results.

RESULTS OF OPERATIONS

Three Months Ended January 1, 2021, and December 27, 2019
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended
	January 1, 2021	December 27, 2019
Net revenue	100.0%	100.0%
Cost of goods sold	49.6	50.4
Gross profit	50.4	49.6
Operating expenses:
Research and development	8.1	12.0
Selling, general, and administrative	4.4	6.2
Amortization of intangibles	0.2	0.3
Restructuring, impairment, and other charges	—	0.1
Total operating expenses	12.7	18.6
Operating income	37.7	31.0
Other income, net	—	0.2
Income before income taxes	37.7	31.2
Provision for income taxes	4.1	2.4
Net income	33.6%	28.8%

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

General
During the three months ended January 1, 2021, the following key factors contributed to our overall results of operations, financial position, and cash flows:
•Net revenue increased by 68.5% to $1,510.0 million for the three months ended January 1, 2021, as compared with the corresponding period in fiscal 2020. This increase in revenue was driven primarily by an increase in overall demand for wireless connectivity products coupled with the onset of technology upgrade cycles, including for 5G and Wi-Fi 6 solutions. Additionally, our average content per device for these next-generation solutions increased.
•Our ending cash, cash equivalents, and marketable securities balance increased 4.0% to $1,019.3 million as of January 1, 2021, from $980.0 million as of October 2, 2020. This increase in cash, cash equivalents and marketable securities during the three months ended January 1, 2021, was primarily the result of cash generated from operations of $485.1 million, partially offset by the repurchase of 1.4 million shares of common stock for $195.6 million, capital expenditures of $118.9 million, and dividend payments of $83.0 million.

Net Revenue

	Three Months Ended
	January 1, 2021	Change	December 27, 2019
(dollars in millions)
Net revenue	$1,510.0	68.5%	$896.1

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

The increase in net revenue for the three months ended January 1, 2021, as compared with the corresponding period in fiscal 2020, was driven primarily by an increase in overall demand for wireless connectivity products coupled with the onset of technology upgrade cycles, including for 5G and Wi-Fi 6 solutions. Additionally, our average content per device for these next-generation solutions increased.

Gross Profit

	Three Months Ended
	January 1, 2021	Change	December 27, 2019
(dollars in millions)
Gross profit	$761.7	71.4%	$444.3
% of net revenue	50.4%		49.6%

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

The increase in gross profit for the three months ended January 1, 2021, as compared with the corresponding period in fiscal 2020, was primarily the result of a favorable product mix and higher unit volumes with a gross profit impact of $332.1 million, partially offset by lower average selling prices. Gross profit margin increased to 50.4% of net revenue for the three months ended January 1, 2021, as compared with 49.6% in the corresponding period in fiscal 2020.

Research and Development

	Three Months Ended
	January 1, 2021	Change	December 27, 2019
(dollars in millions)
Research and development	$121.6	12.9%	$107.7
% of net revenue	8.1%		12.0%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes, and design tool costs.

The increase in research and development expenses for the three months ended January 1, 2021, as compared with the corresponding period in fiscal 2020, was primarily related to an increase in employee-related compensation expense, including higher performance achievement with respect to performance stock awards.

Selling, General, and Administrative

	Three Months Ended
	January 1, 2021	Change	December 27, 2019
(dollars in millions)
Selling, general, and administrative	$66.6	20.2%	$55.4
% of net revenue	4.4%		6.2%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses for the three months ended January 1, 2021, as compared with the corresponding period in fiscal 2020, was primarily related to increases in employee-related compensation expense, including higher performance achievement with respect to performance stock awards.

Amortization of Intangibles

	Three Months Ended
	January 1, 2021	Change	December 27, 2019
(dollars in millions)
Amortization of intangibles	2.8	(9.7)%	3.1
% of net revenue	0.2%		0.3%

The decrease in amortization expense for the three months ended January 1, 2021, as compared with the corresponding period in fiscal 2020, was primarily due to the end of the useful lives of certain intangible assets that were acquired in prior fiscal years.

Provision for Income Taxes

	Three Months Ended
	January 1, 2021	Change	December 27, 2019
(dollars in millions)
Provision for income taxes	$61.6	185.2%	$21.6
% of net revenue	4.1%		2.4%

We recorded a provision for income taxes of $61.6 million (which consisted of $41.0 million and $20.6 million related to United States and foreign income taxes, respectively) for the three months ended January 1, 2021.

The increase in income tax expense for the three months ended January 1, 2021, as compared with the corresponding period in fiscal 2020, was primarily due to increased income from operations, a reduction in the relative amount of benefits related to foreign income taxed at rates lower than the federal statutory rate, and a reduction in the relative amount of windfall tax deductions as compared to income from operations.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in millions)	January 1, 2021	December 27, 2019
Cash and cash equivalents at beginning of period	$566.7	$851.3
Net cash provided by operating activities	485.1	398.4
Net cash used in investing activities	(111.0)	(180.5)
Net cash used in financing activities	(323.6)	(141.0)
Cash and cash equivalents at end of period	$617.2	$928.2

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $86.7 million increase in cash provided by operating activities during the three months ended January 1, 2021, as compared with the corresponding period in fiscal 2020, was primarily related to a $252.2 million increase in net income, partially offset by $170.0 million of unfavorable changes in working capital, due primarily to an increase in net cash outflows for accounts receivable which correlates with higher sales during the period.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid related to the purchase of marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $69.5 million decrease in cash used in investing activities during the three months ended January 1, 2021, as compared with the corresponding period in fiscal 2020, was primarily related to an $81.5 million difference in the net purchase and sale of marketable securities, partially offset by a $7.7 million increase in cash used for capital expenditures.

Cash used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity. The $182.6 million increase in cash used in financing activities during the three months ended January 1, 2021, as compared with the corresponding period in fiscal 2020, was related to an increase of $121.4 million in stock repurchase activity, a decrease of $32.2 million in net proceeds from employee stock option exercises, an increase of $21.1 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards, and an increase of $7.9 million in dividend payments.

Liquidity:
Cash, cash equivalents and marketable securities totaled $1,019.3 million as of January 1, 2021, representing an increase of $39.3 million from October 2, 2020. The increase resulted primarily from $485.1 million in cash generated from operations, partially offset by $195.6 million used to repurchase 1.4 million shares of stock, $118.9 million in capital expenditures, and $83.0 million in cash dividend payments. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments, and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid marketable securities that are available to meet near-term cash requirements including: term deposits, certificate of deposits, money market funds, U.S. Treasury securities, agency securities, corporate debt securities and commercial paper.

CONTRACTUAL OBLIGATIONS
Our contractual obligations disclosure in the 2020 10-K has not materially changed since we filed that report.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $617.2 million and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, municipal bonds) that total approximately $401.4 million and $0.7 million within short-term and long-term marketable securities, respectively, as of January 1, 2021.

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

Based on our results of operations for the three months ended January 1, 2021, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three months ended January 1, 2021, we had no outstanding foreign currency forward or option contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of January 1, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

From time to time, various lawsuits, claims and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental hazards, product liability and warranty, safety and health, employment, and contractual matters.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to the Company’s business and have demanded and may in the future demand that the Company license their technology. The outcome of any such litigation cannot be predicted with certainty and some such lawsuits, claims, or proceedings may be disposed of unfavorably to the Company. Generally speaking, intellectual property disputes often have a risk of injunctive relief, which, if imposed against the Company, could materially and adversely affect the Company’s financial condition or results of operations. From time to time the Company may also be involved in legal proceedings in the ordinary course of business.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2020 10-K, which could materially affect our business, financial condition, or future results. There have been no material changes from the risk factors previously disclosed in the 2020 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended January 1, 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/3/20-10/30/20	3,739	(2)	$140.62	3,447	$0.98 billion
10/31/20-11/27/20	1,544,450	(3)	$140.81	1,223,498	$0.81 billion
11/28/20-01/1/21	185,203	(4)	$136.68	181,808	$0.78 billion
Total	1,733,392			1,408,753

(1) The stock repurchase program approved by the Board of Directors on January 30, 2019, authorizes the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. On January 26, 2021, the Board of Directors approved a new $2.0 billion stock repurchase program that expires on January 26, 2023, and replaces in its entirety the January 30, 2019, plan.
(2) 3,447 shares were repurchased at an average price of $139.85 per share as part of our stock repurchase program, and 292 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $149.74 per share.
(3) 1,223,498 shares were repurchased at an average price of $139.20 per share as part of our stock repurchase program, and 320,952 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $146.94 per share.
(4) 181,808 shares were repurchased at an average price of $136.47 per share as part of our stock repurchase program, and 3,395 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $148.18 per share.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1*+	Fiscal Year 2021 Executive Incentive Plan					X
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
+Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date:	January 29, 2021	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)