Form 10-Q
period 2021-04-02
SKYWORKS SOLUTIONS, INC.
filed 2021-04-30
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
OR
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

As of April 23, 2021, the registrant had 165,092,532 shares of common stock, par value $0.25 per share, outstanding.

1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2021

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Net revenue	$1,171.8	$766.1	$2,681.8	$1,662.2
Cost of goods sold	593.4	390.5	1,341.7	842.3
Gross profit	578.4	375.6	1,340.1	819.9
Operating expenses:
Research and development	130.7	113.2	252.3	220.8
Selling, general, and administrative	70.2	58.6	136.9	114.0
Amortization of intangibles	2.8	3.1	5.5	6.3
Restructuring, impairment, and other charges	—	1.2	—	2.0
Total operating expenses	203.7	176.1	394.7	343.1
Operating income	374.7	199.5	945.4	476.8
Other income, net	0.8	3.5	0.9	4.9
Income before income taxes	375.5	203.0	946.3	481.7
Provision for income taxes	50.5	21.9	112.0	43.6
Net income	$325.0	$181.1	$834.3	$438.1
Earnings per share:
Basic	$1.97	$1.07	$5.05	$2.58
Diluted	$1.95	$1.06	$5.00	$2.56
Weighted average shares:
Basic	165.0	170.0	165.2	170.1
Diluted	166.8	171.1	166.9	171.3

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Net income	$325.0	$181.1	$834.3	$438.1
Other comprehensive income, net of tax
Fair value of investments	(0.1)	0.5	(0.3)	0.4
Pension adjustments	—	—	0.3	—
Comprehensive income	$324.9	$181.6	$834.3	$438.5
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	April 2, 2021	October 2, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,059.9	$566.7
Marketable securities	359.7	408.1
Receivables, net of allowance of $0.6 and $0.6, respectively	499.0	393.6
Inventory	739.8	806.0
Other current assets	146.3	143.2
Total current assets	2,804.7	2,317.6
Property, plant, and equipment, net	1,396.6	1,249.5
Operating lease right-of-use assets	168.0	167.9
Goodwill	1,189.8	1,189.8
Intangible assets, net	39.1	53.5
Deferred tax assets, net	59.0	55.3
Marketable securities	4.0	5.2
Other long-term assets	73.2	67.9
Total assets	$5,734.4	$5,106.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$276.2	$226.9
Accrued compensation and benefits	102.9	113.5
Other current liabilities	159.3	108.0
Total current liabilities	538.4	448.4
Long-term tax liabilities	304.2	311.3
Long-term operating lease liabilities	148.3	150.7
Other long-term liabilities	31.2	32.1
Total liabilities	1,022.1	942.5
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 233.6 shares issued and 165.1 shares outstanding at April 2, 2021, and 232.3 shares issued and 165.6 shares outstanding at October 2, 2020	41.3	41.4
Additional paid-in capital	3,530.2	3,403.7
Treasury stock, at cost	(4,340.5)	(4,093.5)
Retained earnings	5,489.1	4,820.4
Accumulated other comprehensive loss	(7.8)	(7.8)
Total stockholders’ equity	4,712.3	4,164.2
Total liabilities and stockholders’ equity	$5,734.4	$5,106.7
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	April 2, 2021	March 27, 2020
Cash flows from operating activities:
Net income	$834.3	$438.1
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	100.8	73.8
Depreciation	158.2	160.3
Amortization of intangible assets	17.5	22.7
Deferred income taxes	(3.6)	1.1
Other, net	—	2.1
Changes in assets and liabilities:
Receivables, net	(105.4)	97.7
Inventory	61.8	(37.0)
Accounts payable	3.7	(13.2)
Other current and long-term assets and liabilities	33.5	(66.8)
Net cash provided by operating activities	1,100.8	678.8
Cash flows from investing activities:
Capital expenditures	(259.8)	(171.9)
Purchased intangibles	(5.9)	(0.2)
Purchases of marketable securities	(308.1)	(178.8)
Sales and maturities of marketable securities	358.9	214.4
Net cash used in investing activities	(214.9)	(136.5)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(51.3)	(28.7)
Repurchase of common stock - stock repurchase program	(195.6)	(358.0)
Dividends paid	(165.6)	(150.0)
Net proceeds from exercise of stock options	7.1	43.3
Proceeds from employee stock purchase plan	12.7	12.2
Net cash used in financing activities	(392.7)	(481.2)
Net increase in cash and cash equivalents	493.2	61.1
Cash and cash equivalents at beginning of period	566.7	851.3
Cash and cash equivalents at end of period	$1,059.9	$912.4
Supplemental cash flow disclosures:
Income taxes paid	$73.7	$81.1
Incentives paid in common stock	$27.5	$—
Non-cash investing in capital expenditures, accrued but not paid	$124.3	$95.4
Operating lease assets obtained in exchange for new lease liabilities	$13.3	$29.8
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at October 2, 2020	165.6	$41.4	66.7	$(4,093.5)	$3,403.7	$4,820.4	$(7.8)	$4,164.2
Net income	—	—	—	—	—	509.3	—	509.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	0.4	(47.8)	2.6	—	—	(45.0)
Share-based compensation expense	—	—	—	—	64.9	—	—	64.9
Stock repurchase program	(1.4)	(0.4)	1.4	(195.6)	0.4	—	—	(195.6)
Dividends declared	—	—	—	—	—	(83.0)	—	(83.0)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance at January 1, 2021	164.9	$41.2	68.5	$(4,336.9)	$3,471.6	$5,246.7	$(7.7)	$4,414.9
Net income	—	$—	—	$—	$—	325.0	—	325.0
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.2	0.1	—	(3.6)	16.9	—	—	13.4
Share-based compensation expense	—	—	—	—	41.7	—	—	41.7
Stock repurchase program	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(82.6)	—	(82.6)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance at April 2, 2021	165.1	$41.3	68.5	$(4,340.5)	$3,530.2	$5,489.1	$(7.8)	$4,712.3

Balance at September 27, 2019	170.1	$42.5	60.1	$(3,412.9)	$3,188.0	$4,312.6	$(7.9)	$4,122.3
Net income	—	—	—	—	—	257.1	—	257.1
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.1	0.3	0.3	(26.7)	34.6	—	—	8.2
Share-based compensation expense	—	—	—	—	29.1	—	—	29.1
Stock repurchase program	(0.7)	(0.2)	0.7	(74.2)	0.2	—	—	(74.2)
Dividends declared	—	—	—	—	—	(75.1)	—	(75.1)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance at December 27, 2019	170.5	$42.6	61.1	$(3,513.8)	$3,251.9	$4,494.6	$(8.0)	$4,267.3
Net income	—	—	—	—	—	181.1	—	181.1
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.3	0.1	—	(2.0)	20.4	—	—	18.5
Share-based compensation expense	—	—	—	—	34.1	—	—	34.1
Stock repurchase program	(3.2)	(0.8)	3.2	(283.8)	0.8	—	—	(283.8)
Dividends declared	—	—	—	—	—	(74.9)	—	(74.9)
Other comprehensive income	—	—	—	—	—	—	0.5	0.5
Balance at March 27, 2020	167.6	$41.9	64.3	$(3,799.6)	$3,307.2	$4,600.8	$(7.5)	$4,142.8
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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2020, filed with the SEC on November 17, 2020, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 29, 2021 (“2020 10-K”).

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2021 consists of 52 weeks and ends on October 1, 2021. Fiscal 2020 consisted of 53 weeks and ended on October 2, 2020. The three and six months ended April 2, 2021, and March 27, 2020, each consisted of 13 weeks and 26 weeks, respectively.

2.    REVENUE RECOGNITION

The Company presents net revenue by geographic area based upon the location of the original equipment manufacturers’ (“OEMs”) headquarters as it believes that doing so best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net revenue by geographic area is as follows (in millions):

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
United States	$635.0	$415.4	$1,736.6	$1,005.8
China	285.1	178.0	497.7	346.4
Taiwan	132.6	59.1	220.1	101.0
South Korea	66.4	73.9	134.3	133.0
Europe, Middle East, and Africa	45.4	32.7	79.2	63.0
Other Asia-Pacific	7.3	7.0	13.9	13.0
Total	$1,171.8	$766.1	$2,681.8	$1,662.2
The Company’s revenue from external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company's portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
Available for sale:	April 2, 2021	October 2, 2020	April 2, 2021	October 2, 2020
U.S. Treasury and government	$105.0	$129.4	$—	$5.0
Corporate bonds and notes	251.8	276.8	2.2	—
Municipal bonds	2.9	1.9	1.8	0.2
Total	$359.7	$408.1	$4.0	$5.2
The contractual maturities of noncurrent available-for-sale marketable securities were due within two years or less. There were gross unrealized gains of $0.1 million on U.S. Treasury securities and $0.1 million on corporate bonds and notes as of April 2, 2021, and gross unrealized gains of $0.3 million on U.S. Treasury securities and $0.2 million on corporate bonds and notes as of October 2, 2020.

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
•Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less-active markets), or model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data.
•Level 3 - Fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including assumptions and judgments made by the Company.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of April 2, 2021				As of October 2, 2020
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents*	$1,059.9	$1,034.9	$25.0	$—	$566.7	$561.2	$5.5	$—
U.S. Treasury and government securities	105.0	27.4	77.6	—	134.4	43.2	91.2	—
Corporate bonds and notes	254.0	—	254.0	—	276.8	—	276.8	—
Municipal bonds	4.7	—	4.7	—	2.1	—	2.1	—
Total	$1,423.6	$1,062.3	$361.3	$—	$980.0	$604.4	$375.6	$—
* Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, commercial paper, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and six months ended April 2, 2021.

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	April 2, 2021	October 2, 2020
Raw materials	$44.1	$37.8
Work-in-process	498.0	566.4
Finished goods	196.1	198.9
Finished goods held on consignment by customers	1.6	2.9
Total inventory	$739.8	$806.0

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	April 2, 2021	October 2, 2020
Land and improvements	$11.8	$11.8
Buildings and improvements	438.1	424.8
Furniture and fixtures	49.9	46.5
Machinery and equipment	2,749.9	2,556.1
Construction in progress	212.7	140.7
Total property, plant, and equipment, gross	3,462.4	3,179.9
Accumulated depreciation	(2,065.8)	(1,930.4)
Total property, plant, and equipment, net	$1,396.6	$1,249.5
7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and six months ended April 2, 2021.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three and six months ended April 2, 2021.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	April 2, 2021			October 2, 2020
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.0	$18.2	$(17.6)	$0.6	$18.2	$(15.8)	$2.4
Developed technology and other	4.6	76.7	(52.0)	24.7	101.0	(81.6)	19.4
Trademarks	3.0	—	—	—	1.6	(1.5)	0.1
Technology licenses	3.1	29.4	(19.4)	10.0	26.3	(14.2)	12.1
IPR&D		3.8	—	3.8	19.5	—	19.5
Total intangible assets		$128.1	$(89.0)	$39.1	$166.6	$(113.1)	$53.5

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2021	2022	2023	2024	2025	Thereafter
Amortization expense, cost of goods sold	$2.7	$5.4	$5.4	$1.9	$0.1	$1.7
Amortization expense, operating expense	$8.3	$5.7	$1.3	$1.0	$0.9	$0.9
Total amortization expense	$11.0	$11.1	$6.7	$2.9	$1.0	$2.6

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
United States income taxes	$36.4	$11.8	$77.4	$23.3
Foreign income taxes	14.1	10.1	34.6	20.3
Provision for income taxes	$50.5	$21.9	$112.0	$43.6

Effective tax rate	13.4%	10.8%	11.8%	9.0%
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and six months ended April 2, 2021 and March 27, 2020, respectively, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), windfall tax deductions, and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and tax expense related to a change in the reserve for uncertain tax positions.

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

10.     STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On January 26, 2021, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time prior to January 26, 2023, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. This authorized stock repurchase plan replaces in its entirety the January 30, 2019, stock repurchase program. The timing and amount of any shares of the Company’s common stock that are repurchased under the repurchase program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time.

During the three months ended April 2, 2021, the Company did not repurchase any shares of its common stock. During the six months ended April 2, 2021, the Company paid $195.6 million (including commissions) in connection with the repurchase of 1.4 million shares of its common stock (paying an average price of $138.85 per share), all of which shares were repurchased pursuant to the January 30, 2019, stock repurchase program. As of April 2, 2021, $2.0 billion remained available under the January 26, 2021, stock repurchase program.

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

Dividends
On April 29, 2021, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.50 per share. This dividend is payable on June 8, 2021, to the Company’s stockholders of record as of the close of business on May 18, 2021.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	2021		2020
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.50	$83.0	$0.44	$75.1
Second quarter	0.50	82.6	0.44	74.9
Total	$1.00	$165.6	$0.88	$150.0

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statements of Operations (in millions):

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Cost of goods sold	$12.7	$7.2	$19.1	$11.4
Research and development	24.0	17.2	44.3	32.0
Selling, general and administrative	19.7	15.8	37.4	30.4
Total share-based compensation	$56.4	$40.2	$100.8	$73.8

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Net income	$325.0	$181.1	$834.3	$438.1

Weighted average shares outstanding – basic	165.0	170.0	165.2	170.1
Dilutive effect of equity-based awards	1.8	1.1	1.7	1.2
Weighted average shares outstanding – diluted	166.8	171.1	166.9	171.3

Net income per share – basic	$1.97	$1.07	$5.05	$2.58
Net income per share – diluted	$1.95	$1.06	$5.00	$2.56

Anti-dilutive common stock equivalents	—	0.5	—	1.5
Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three and six months ended April 2, 2021, and March 27, 2020, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.     SUPPLEMENTAL BALANCE SHEET INFORMATION

Other current liabilities consist of the following (in millions):

	As of
	April 2, 2021	October 2, 2020
Accrued taxes	$73.6	$31.2
Operating lease liability	31.3	28.2
Accrued customer liabilities	29.5	20.3
Other	24.9	28.3
Total other current liabilities	$159.3	$108.0

13.     SUBSEQUENT EVENT

Subsequent to quarter end, on April 22, 2021, the Company announced that it had entered into a definitive agreement with Silicon Laboratories Inc. (“Silicon Labs”), to acquire certain assets, rights, and properties, and to assume certain liabilities, comprising Silicon Labs’ Infrastructure and Automotive business in an all-cash transaction valued at $2.75 billion. The Company expects to fund the transaction with a combination of cash on hand and debt financing. The transaction, which is expected to close during the third calendar quarter of 2021, has been approved by the boards of directors of both companies and is subject to customary closing conditions, including regulatory approvals. In anticipation of the acquisition, the Company has temporarily suspended repurchase activities under the January 26, 2021, stock repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “seek,” “should,” “will,” “would,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the possible impacts of the COVID-19 pandemic, the development of new products, enhancements of technologies, sales levels, expense levels, the completion, timing, financing, and benefits of the acquisition of Silicon Labs’ Infrastructure and Automotive business, and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management as of the date the statement is first made, such statements can only be based on facts and factors then known by us. Consequently, forward-looking statements involve inherent risks and uncertainties, and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in, or anticipated by, the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the 2020 10-K, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of the initial filing of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements.

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

RESULTS OF OPERATIONS

Three and Six Months Ended April 2, 2021, and March 27, 2020
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	April 2, 2021	March 27, 2020	April 2, 2021	March 27, 2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.6	51.0	50.0	50.7
Gross profit	49.4	49.0	50.0	49.3
Operating expenses:
Research and development	11.2	14.8	9.4	13.3
Selling, general, and administrative	6.0	7.8	5.1	6.9
Amortization of intangibles	0.2	0.4	0.2	0.4
Restructuring, impairment, and other charges	—	0.2	—	0.1
Total operating expenses	17.4	23.2	14.7	20.7
Operating income	32.0	25.8	35.3	28.6
Other income, net	0.1	0.5	—	0.2
Income before income taxes	32.1	26.3	35.3	28.8
Provision for income taxes	4.3	2.9	4.2	2.6
Net income	27.8%	23.4%	31.1%	26.2%

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

General
During the six months ended April 2, 2021, the following key factors contributed to our overall results of operations, financial position, and cash flows:
•Net revenue increased by 61.3% to $2,681.8 million for the six months ended April 2, 2021, as compared with the corresponding period in fiscal 2020. This increase in revenue was driven primarily by an increase in overall demand for wireless connectivity products coupled with the onset of technology upgrade cycles, including for 5G and Wi-Fi 6 solutions. Additionally, our average content per device for these next-generation solutions increased.
•Our ending cash, cash equivalents, and marketable securities balance increased 45.3% to $1,423.6 million as of April 2, 2021, from $980.0 million as of October 2, 2020. This increase in cash, cash equivalents and marketable securities during the six months ended April 2, 2021, was primarily the result of cash generated from operations of $1,100.8 million, partially offset by capital expenditures of $259.8 million, the repurchase of 1.4 million shares of common stock for $195.6 million, and dividend payments of $165.6 million.

Net Revenue

	Three Months Ended			Six Months Ended
	April 2, 2021	Change	March 27, 2020	April 2, 2021	Change	March 27, 2020
(dollars in millions)
Net revenue	$1,171.8	53.0%	$766.1	$2,681.8	61.3%	$1,662.2

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

The increase in net revenue for the three and six months ended April 2, 2021, as compared with the corresponding period in fiscal 2020, was driven primarily by an increase in overall demand for wireless connectivity products coupled with the onset of technology upgrade cycles, including for 5G and Wi-Fi 6 solutions. Additionally, our average content per device for these next-generation solutions increased.

Gross Profit

	Three Months Ended			Six Months Ended
	April 2, 2021	Change	March 27, 2020	April 2, 2021	Change	March 27, 2020
(dollars in millions)
Gross profit	$578.4	54.0%	$375.6	$1,340.1	63.4%	$819.9
% of net revenue	49.4%		49.0%	50.0%		49.3%

Gross profit represents net revenue less cost of goods sold. Our cost of goods sold consists primarily of purchased materials, labor, and overhead (including depreciation and share-based compensation expense) associated with product manufacturing. Erosion of average selling prices of established products is typical of the semiconductor industry. As part of our normal course of business, we mitigate the gross margin impact of declining average selling prices with efforts to increase unit volumes, reduce material costs, improve manufacturing efficiencies, lower manufacturing costs of existing products, and by introducing new and higher value-added products.

The increase in gross profit for the three months ended April 2, 2021, as compared with the corresponding period in fiscal 2020, was primarily the result of a favorable product mix and higher unit volumes with a gross profit impact of $220.8 million, partially offset by lower average selling prices. Gross profit margin increased to 49.4% of net revenue for the three months ended April 2, 2021, as compared with 49.0% in the corresponding period in fiscal 2020.

The increase in gross profit for the six months ended April 2, 2021, as compared with the corresponding period in fiscal 2020, was primarily the result of a favorable product mix and higher unit volumes with a gross profit impact of $562.5 million, partially offset by lower average selling prices. Gross profit margin increased to 50.0% of net revenue for the six months ended April 2, 2021, as compared with 49.3% in the corresponding period in fiscal 2020.

Research and Development

	Three Months Ended			Six Months Ended
	April 2, 2021	Change	March 27, 2020	April 2, 2021	Change	March 27, 2020
(dollars in millions)
Research and development	$130.7	15.5%	$113.2	$252.3	14.3%	$220.8
% of net revenue	11.2%		14.8%	9.4%		13.3%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes, and design tool costs.

The increase in research and development expenses for the three and six months ended April 2, 2021, as compared with the corresponding periods in fiscal 2020, was primarily related to headcount-related expenses as a result of our increased investment in developing new technologies and products.

Selling, General, and Administrative

	Three Months Ended			Six Months Ended
	April 2, 2021	Change	March 27, 2020	April 2, 2021	Change	March 27, 2020
(dollars in millions)
Selling, general, and administrative	$70.2	19.8%	$58.6	$136.9	20.1%	$114.0
% of net revenue	6.0%		7.7%	5.1%		6.9%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses for the three and six months ended April 2, 2021, as compared with the corresponding periods in fiscal 2020, was primarily related to increases in employee-related compensation expense, including share-based compensation expense.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
	April 2, 2021	Change	March 27, 2020	April 2, 2021	Change	March 27, 2020
(dollars in millions)
Amortization of intangibles	2.8	(9.7)%	3.1	5.5	(12.7)%	6.3
% of net revenue	0.2%		0.4%	0.2%		0.4%

The decrease in amortization expense for the three and six months ended April 2, 2021, as compared with the corresponding periods in fiscal 2020, was primarily due to the end of the useful lives of certain intangible assets that were acquired in prior fiscal years.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	April 2, 2021	Change	March 27, 2020	April 2, 2021	Change	March 27, 2020
(dollars in millions)
Provision for income taxes	$50.5	130.6%	$21.9	$112.0	156.9%	$43.6
% of net revenue	4.3%		2.9%	4.2%		2.6%

We recorded a provision for income taxes of $50.5 million (which consisted of $36.4 million and $14.1 million related to United States and foreign income taxes, respectively) and $112.0 million (which consisted of $77.4 million and $34.6 million related to United States and foreign income taxes, respectively) for the three and six months ended April 2, 2021, respectively.

The increase in income tax expense for the three and six months ended April 2, 2021, as compared with the corresponding periods in fiscal 2020, was primarily due to increased income from operations, a reduction in the relative amount of benefits related to foreign income taxed at rates lower than the federal statutory rate, and a reduction in the relative amount of windfall tax deductions as compared to income from operations.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in millions)	April 2, 2021	March 27, 2020
Cash and cash equivalents at beginning of period	$566.7	$851.3
Net cash provided by operating activities	1,100.8	678.8
Net cash used in investing activities	(214.9)	(136.5)
Net cash used in financing activities	(392.7)	(481.2)
Cash and cash equivalents at end of period	$1,059.9	$912.4

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $422.0 million increase in cash provided by operating activities during the six months ended April 2, 2021, as compared with the corresponding period in fiscal 2020, was primarily related to a $396.2 million increase in net income.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid related to the purchase of marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $78.4 million increase in cash used in investing activities during the six months ended April 2, 2021, as compared with the corresponding period in fiscal 2020, was primarily related to an $87.9 million increase in cash used for capital expenditures, partially offset by a $15.2 million increase in the net sale of marketable securities.

Cash used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity. The $88.5 million decrease in cash used in financing activities during the six months ended April 2, 2021, as compared with the corresponding period in fiscal 2020, was related to a decrease of $162.4 million in stock repurchase activity, a decrease of $36.2 million in net proceeds from employee stock option exercises, partially offset by an increase of $22.6 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards, and an increase of $15.6 million in dividend payments.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $1,423.6 million as of April 2, 2021, representing an increase of $443.6 million from October 2, 2020. The increase resulted primarily from $1,100.8 million in cash generated from operations, partially offset by $195.6 million used to repurchase 1.4 million shares of stock, $259.8 million in capital expenditures, and $165.6 million in cash dividend payments. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand and the cash we expect to generate from operations will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments, and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand and cash generated from operations will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid marketable securities that are available to meet near-term cash requirements including: term deposits, certificates of deposits, money market funds, U.S. Treasury securities, agency securities, corporate debt securities and commercial paper.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $1,059.9 million and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, municipal bonds) that total approximately $359.7 million and $4.0 million within short-term and long-term marketable securities, respectively, as of April 2, 2021.

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

Based on our results of operations for the three and six months ended April 2, 2021, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three months ended April 2, 2021, we had no outstanding foreign currency forward or option contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of April 2, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to the Acquisition of the Infrastructure and Automotive Business of Silicon Labs

Completion of the acquisition of the Infrastructure and Automotive business of Silicon Labs is subject to various conditions, and if these conditions are not satisfied or waived, the acquisition will not be completed. Even if the acquisition is completed, achieving the anticipated benefits of the acquisition is subject to a number of uncertainties.

On April 22, 2021, the Company announced that it had entered into a definitive agreement with Silicon Labs pursuant to which the Company has agreed to acquire certain assets, rights, and properties, and assume certain liabilities, comprising Silicon Labs’ Infrastructure and Automotive business (the “Acquisition”). The parties’ obligations to complete the Acquisition are subject to the satisfaction or waiver of certain conditions, including, among other things, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. There can be no assurance that the conditions to the closing of the Acquisition will be satisfied or waived or that the Acquisition will be completed.

The failure of either party to satisfy all of the required conditions could delay the completion of the Acquisition for a significant period of time or prevent it from occurring. Any delay in completing the Acquisition could cause us to not realize some or all of the benefits that we expect to achieve if the Acquisition is successfully completed within the timeframe that we currently expect. Additionally, we will have incurred substantial expenses and diverted significant management time and resources from our ongoing business.

Moreover, even if the Acquisition is completed, achieving the anticipated benefits of the Acquisition is subject to a number of uncertainties, including the Company’s ability to successfully integrate the assets acquired and employees transferred in connection with the Acquisition. Failure to achieve the anticipated benefits of the Acquisition in the expected timeframe or at all could result in increased costs and diversion of management’s time and energy and could materially adversely affect our business, financial condition, and results of operations.

We will incur significant indebtedness in connection with the Acquisition, which could reduce our flexibility to operate our business.

In connection with the planned Acquisition, the Company has entered into a debt commitment letter (the “Commitment Letter”), dated as of April 22, 2021, with JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to which, among other things, JPMorgan has committed to provide the Company with a debt financing bridge commitment of up to $2.5 billion in order to finance the Acquisition. The Company and JPMorgan will also endeavor to finalize long-term financing facilities currently anticipated to consist of (x) a term loan facility of up to $1.5 billion (the “Term Loan”), (y) senior unsecured notes of up to $1.0 billion (the “Notes”), and (z) a revolving loan facility of $750 million with a five-year maturity (the “Revolving Credit Facility”).

This indebtedness could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. We will also incur various costs and expenses associated with our indebtedness. Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and financial, business, and other factors affecting our operations, many of which are beyond our control. The incurrence of any additional indebtedness in connection with completion of the Acquisition could reduce funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. Further, if we do not achieve the anticipated benefits from the Acquisition, our ability to service our indebtedness may be adversely impacted. Even if we achieve the anticipated benefits from the Acquisition, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate purposes. Our ability to arrange additional financing and make payments of principal and interest on our indebtedness will depend on our future performance, which will be subject to general economic, financial, and business conditions as well as other factors affecting our operations, many of which are beyond our control.

In addition, our credit ratings affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance, and ability to meet our debt obligations. In connection with the debt financing, it is anticipated that we will seek ratings of our indebtedness from one or more nationally recognized statistical rating organizations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. An inability to obtain or maintain a rating could increase the cost of future borrowings or refinancings of our indebtedness, limit our access to sources of financing in the future, or lead to other potentially adverse consequences.

The agreements that will govern the indebtedness to be incurred in connection with the Acquisition may contain various covenants that impose restrictions that may affect our ability to operate our businesses.

The agreements that will govern the Term Loan, the Notes, and the Revolving Credit Facility to be incurred in connection with the Acquisition may contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict our ability to, among other things, have liens on our property, change the nature of our business, transact business with affiliates, and/or merge or consolidate with any other person or sell or convey certain assets to any one person or pay dividends. In addition, some of the agreements that govern the debt financing may contain financial covenants that will require us to maintain certain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. Any such acceleration of our repayment obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended April 2, 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
01/2/21-01/29/21	2,491	(2)	$151.97	—	$2.0 billion
01/30/21-02/26/21	7,100	(2)	$194.14	—	$2.0 billion
02/27/21-04/2/21	10,042	(2)	$186.39	—	$2.0 billion
Total	19,633			—

(1) The stock repurchase program approved by the Board of Directors on January 26, 2021, authorizes the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. The January 26, 2021, stock repurchase program replaces in its entirety the January 30, 2019, stock repurchase program and is scheduled to expire on January 26, 2023.
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

SKYWORKS SOLUTIONS, INC.

Date:	April 30, 2021	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)