Form 10-Q
period 2021-07-02
SKYWORKS SOLUTIONS, INC.
filed 2021-07-30
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021
OR
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

As of July 23, 2021, the registrant had 165,144,931 shares of common stock, par value $0.25 per share, outstanding.

1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2021

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net revenue	$1,116.4	$736.8	$3,798.2	$2,398.9
Cost of goods sold	557.8	402.7	1,899.5	1,244.9
Gross profit	558.6	334.1	1,898.7	1,154.0
Operating expenses:
Research and development	130.8	117.0	383.1	337.9
Selling, general, and administrative	85.1	55.0	222.0	169.1
Amortization of intangibles	2.4	2.8	7.9	9.0
Restructuring, impairment, and other charges	0.5	11.8	0.5	13.8
Total operating expenses	218.8	186.6	613.5	529.8
Operating income	339.8	147.5	1,285.2	624.2
Interest expense	(2.6)	—	(2.6)	—
Other income (expense), net	(1.0)	(3.5)	(0.1)	1.4
Income before income taxes	336.2	144.0	1,282.5	625.6
Provision (benefit) for income taxes	(1.6)	14.3	110.5	57.7
Net income	$337.8	$129.7	$1,172.0	$567.9
Earnings per share:
Basic	$2.05	$0.78	$7.10	$3.36
Diluted	$2.02	$0.77	$7.02	$3.33
Weighted average shares:
Basic	165.1	167.0	165.2	169.1
Diluted	167.0	168.3	166.9	170.3

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net income	$337.8	$129.7	$1,172.0	$567.9
Other comprehensive income, net of tax
Fair value of investments	(0.2)	(0.1)	(0.5)	0.3
Pension adjustments	—	—	0.3	—
Comprehensive income	$337.6	$129.6	$1,171.8	$568.2
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	July 2, 2021	October 2, 2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,845.0	$566.7
Marketable securities	129.2	408.1
Receivables, net of allowances of $0.7 and $0.6, respectively	570.5	393.6
Inventory	808.7	806.0
Other current assets	168.5	143.2
Total current assets	4,521.9	2,317.6
Property, plant, and equipment, net	1,452.2	1,249.5
Operating lease right-of-use assets	162.6	167.9
Goodwill	1,189.8	1,189.8
Intangible assets, net	34.7	53.5
Deferred tax assets, net	58.0	55.3
Marketable securities	3.9	5.2
Other long-term assets	63.1	67.9
Total assets	$7,486.2	$5,106.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$319.5	$226.9
Accrued compensation and benefits	108.5	113.5
Other current liabilities	150.3	108.0
Total current liabilities	578.3	448.4
Long-term debt	1,487.1	—
Long-term tax liabilities	243.8	311.3
Long-term operating lease liabilities	142.7	150.7
Other long-term liabilities	31.5	32.1
Total liabilities	2,483.4	942.5
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 165.1 shares issued and 165.1 shares outstanding at July 2, 2021, and 232.3 shares issued and 165.6 shares outstanding at October 2, 2020	41.3	41.4
Additional paid-in capital	17.5	3,403.7
Treasury stock, at cost	(0.1)	(4,093.5)
Retained earnings	4,952.1	4,820.4
Accumulated other comprehensive loss	(8.0)	(7.8)
Total stockholders’ equity	5,002.8	4,164.2
Total liabilities and stockholders’ equity	$7,486.2	$5,106.7
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	July 2, 2021	June 26, 2020
Cash flows from operating activities:
Net income	$1,172.0	$567.9
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	144.3	111.6
Depreciation	242.9	238.2
Amortization of intangible assets	23.8	35.4
Deferred income taxes	(2.6)	(1.8)
Asset impairment charges	—	11.8
Other, net	0.2	2.8
Changes in assets and liabilities:
Receivables, net	(176.9)	119.2
Inventory	(5.9)	(83.5)
Accounts payable	21.8	12.7
Other current and long-term assets and liabilities	(45.9)	(76.8)
Net cash provided by operating activities	1,373.7	937.5
Cash flows from investing activities:
Capital expenditures	(374.8)	(243.5)
Purchased intangibles	(7.4)	(7.6)
Purchases of marketable securities	(408.4)	(439.9)
Sales and maturities of marketable securities	689.6	300.0
Net cash used in investing activities	(101.0)	(391.0)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(53.6)	(30.9)
Repurchase of common stock - stock repurchase program	(195.6)	(416.5)
Dividends paid	(248.1)	(223.5)
Net proceeds from exercise of stock options	7.8	52.2
Proceeds from employee stock purchase plan	12.7	12.2
Proceeds from issuance of long-term debt, net	1,489.7	—
Debt financing costs	(7.3)	—
Net cash provided by (used in) financing activities	1,005.6	(606.5)
Net increase (decrease) in cash and cash equivalents	2,278.3	(60.0)
Cash and cash equivalents at beginning of period	566.7	851.3
Cash and cash equivalents at end of period	$2,845.0	$791.3
Supplemental cash flow disclosures:
Income taxes paid	$136.5	$103.4
Incentives paid in common stock	$27.5	$—
Non-cash investing in capital expenditures, accrued but not paid	$149.9	$105.8
Operating lease assets obtained in exchange for new lease liabilities	$15.9	$30.5
Retirement of treasury stock	$4,342.6	$—
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at October 2, 2020	165.6	$41.4	66.7	$(4,093.5)	$3,403.7	$4,820.4	$(7.8)	$4,164.2
Net income	—	—	—	—	—	509.3	—	509.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	0.4	(47.8)	2.6	—	—	(45.0)
Share-based compensation expense	—	—	—	—	64.9	—	—	64.9
Stock repurchase program	(1.4)	(0.4)	1.4	(195.6)	0.4	—	—	(195.6)
Dividends declared	—	—	—	—	—	(83.0)	—	(83.0)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance at January 1, 2021	164.9	$41.2	68.5	$(4,336.9)	$3,471.6	$5,246.7	$(7.7)	$4,414.9
Net income	—	$—	—	$—	$—	325.0	—	325.0
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.2	0.1	—	(3.6)	16.9	—	—	13.4
Share-based compensation expense	—	—	—	—	41.7	—	—	41.7
Dividends declared	—	—	—	—	—	(82.6)	—	(82.6)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance at April 2, 2021	165.1	$41.3	68.5	$(4,340.5)	$3,530.2	$5,489.1	$(7.8)	$4,712.3
Net income	—	—	—	—	—	337.8	—	337.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	—	—	—	(2.2)	0.7	—	—	(1.5)
Share-based compensation expense	—	—	—	—	36.9	—	—	36.9
Retirement of treasury stock	—	—	(68.5)	4,342.6	(3,550.3)	(792.3)	—	—
Dividends declared	—	—	—	—	—	(82.5)	—	(82.5)
Other comprehensive loss	—	—	—	—	—	—	(0.2)	(0.2)
Balance at July 2, 2021	165.1	$41.3	—	$(0.1)	$17.5	$4,952.1	$(8.0)	$5,002.8

Balance at September 27, 2019	170.1	$42.5	60.1	$(3,412.9)	$3,188.0	$4,312.6	$(7.9)	$4,122.3
Net income	—	—	—	—	—	257.1	—	257.1
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.1	0.3	0.3	(26.7)	34.6	—	—	8.2
Share-based compensation expense	—	—	—	—	29.1	—	—	29.1
Stock repurchase program	(0.7)	(0.2)	0.7	(74.2)	0.2	—	—	(74.2)
Dividends declared	—	—	—	—	—	(75.1)	—	(75.1)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance at December 27, 2019	170.5	$42.6	61.1	$(3,513.8)	$3,251.9	$4,494.6	$(8.0)	$4,267.3
Net income	—	—	—	—	—	181.1	—	181.1
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.3	0.1	—	(2.0)	20.4	—	—	18.5
Share-based compensation expense	—	—	—	—	34.1	—	—	34.1
Stock repurchase program	(3.2)	(0.8)	3.2	(283.8)	0.8	—	—	(283.8)
Dividends declared	—	—	—	—	—	(74.9)	—	(74.9)
Other comprehensive income	—	—	—	—	—	—	0.5	0.5
Balance at March 27, 2020	167.6	$41.9	64.3	$(3,799.6)	$3,307.2	$4,600.8	$(7.5)	$4,142.8
Net income	—	—	—	—	—	129.7	—	129.7
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.2	0.1	—	(2.2)	8.9	—	—	6.8

Share-based compensation expense	—	—	—	—	35.2	—	—	35.2
Stock repurchase program	(0.7)	(0.2)	0.7	(58.5)	0.2	—	—	(58.5)
Dividends declared	—	—	—	—	—	(73.5)	—	(73.5)
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance at June 26, 2020	167.1	$41.8	65.0	$(3,860.3)	$3,351.5	$4,657.0	$(7.6)	$4,182.4
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2021 consists of 52 weeks and ends on October 1, 2021. Fiscal 2020 consisted of 53 weeks and ended on October 2, 2020. The three and nine months ended July 2, 2021, and June 26, 2020, each consisted of 13 weeks and 39 weeks, respectively.

Treasury Stock
The Company accounts for treasury stock using the cost method. The Company accounts for the retirement of treasury stock by charging any excess of cost over par value as a deduction from additional paid-in capital and the remaining excess as a deduction to retained earnings on the consolidated balance sheets. Retired treasury shares revert to the status of authorized but unissued shares.

2.    REVENUE RECOGNITION

The Company presents net revenue by geographic area based upon the location of the original equipment manufacturers’ (“OEMs”) headquarters as it believes that doing so best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net revenue by geographic area is as follows (in millions):

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
United States	$636.0	$425.2	$2,372.6	$1,431.0
China	262.0	166.5	759.6	512.9
Taiwan	90.4	64.9	310.6	165.9
South Korea	70.6	46.0	205.0	178.9
Europe, Middle East, and Africa	49.5	29.0	128.7	91.9
Other Asia-Pacific	7.9	5.2	21.7	18.3
Total	$1,116.4	$736.8	$3,798.2	$2,398.9
The Company’s revenue from external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company's portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
Available for sale:	July 2, 2021	October 2, 2020	July 2, 2021	October 2, 2020
U.S. Treasury and government	$10.5	$129.4	$3.3	$5.0
Corporate bonds and notes	106.8	276.8	—	—
Municipal bonds	11.9	1.9	0.6	0.2
Total	$129.2	$408.1	$3.9	$5.2
The contractual maturities of noncurrent available-for-sale marketable securities were due within two years or less. There were no gross unrealized gains or losses as of July 2, 2021. There were gross unrealized gains of $0.3 million on U.S. Treasury securities and $0.2 million on corporate bonds and notes as of October 2, 2020.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of July 2, 2021				As of October 2, 2020
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents*	$2,845.0	$2,845.0	$—	$—	$566.7	$561.2	$5.5	$—
U.S. Treasury and government securities	13.8	4.4	9.4	—	134.4	43.2	91.2	—
Corporate bonds and notes	106.8	—	106.8	—	276.8	—	276.8	—
Municipal bonds	12.5	—	12.5	—	2.1	—	2.1	—
Total	$2,978.1	$2,849.4	$128.7	$—	$980.0	$604.4	$375.6	$—
* Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, commercial paper, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and nine months ended July 2, 2021.

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	July 2, 2021	October 2, 2020
Raw materials	$56.0	$37.8
Work-in-process	593.8	566.4
Finished goods	157.4	198.9
Finished goods held on consignment by customers	1.5	2.9
Total inventory	$808.7	$806.0

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	July 2, 2021	October 2, 2020
Land and improvements	$11.8	$11.8
Buildings and improvements	443.3	424.8
Furniture and fixtures	54.6	46.5
Machinery and equipment	2,897.0	2,556.1
Construction in progress	186.0	140.7
Total property, plant, and equipment, gross	3,592.7	3,179.9
Accumulated depreciation	(2,140.5)	(1,930.4)
Total property, plant, and equipment, net	$1,452.2	$1,249.5
7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and nine months ended July 2, 2021.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three and nine months ended July 2, 2021.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	July 2, 2021			October 2, 2020
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.0	$18.2	$(18.2)	$—	$18.2	$(15.8)	$2.4
Developed technology and other	4.6	76.6	(55.1)	21.5	101.0	(81.6)	19.4
Trademarks	3.0	—	—	—	1.6	(1.5)	0.1
Technology licenses	2.7	31.5	(22.1)	9.4	26.3	(14.2)	12.1
IPR&D		3.8	—	3.8	19.5	—	19.5
Total intangible assets		$130.1	$(95.4)	$34.7	$166.6	$(113.1)	$53.5

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2021	2022	2023	2024	2025	Thereafter
Amortization expense, cost of goods sold	$1.3	$5.4	$5.4	$1.9	$0.1	$1.7
Amortization expense, operating expense	$3.5	$6.2	$1.8	$1.4	$1.1	$1.1
Total amortization expense	$4.8	$11.6	$7.2	$3.3	$1.2	$2.8

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
United States income taxes	$(13.8)	$4.1	$63.7	$27.3
Foreign income taxes	12.2	10.2	46.8	30.4
Provision (benefit) for income taxes	$(1.6)	$14.3	$110.5	$57.7

Effective tax rate	(0.5)%	9.9%	8.6%	9.2%

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and nine months ended July 2, 2021, and June 26, 2020, respectively, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit related to a change in the reserve for uncertain tax positions, a benefit from foreign-derived intangible income deduction (“FDII”), windfall tax deductions, and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”).

During fiscal 2021, the Company concluded an Internal Revenue Service (“IRS”) examination of its federal income tax returns for fiscal 2015 and 2016. With the conclusion of the audit, the Company decreased the reserve for uncertain tax positions, which resulted in the recognition of an income tax benefit of $42.8 million and $34.8 million during the three and nine months ended July 2, 2021, respectively.

The Company operates under a tax holiday in Singapore, which is effective through September 30, 2030. The current tax holiday is conditioned upon the Company’s compliance with certain employment and investment thresholds in Singapore.

9.    COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, various lawsuits, claims, and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental hazards, product liability and warranty, safety and health, employment, and contractual matters.

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

10.     STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On January 26, 2021, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time prior to January 26, 2023, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. This authorized stock repurchase plan replaced in its entirety the January 30, 2019, stock repurchase program. The timing and amount of any shares of the Company’s common stock that are repurchased under the repurchase program are determined by the Company’s management based on its evaluation of market conditions and other factors.

During the three months ended July 2, 2021, the Company did not repurchase any shares of its common stock. During the nine months ended July 2, 2021, the Company paid $195.6 million (including commissions) in connection with the repurchase of 1.4 million shares of its common stock (paying an average price of $138.85 per share), all of which shares were repurchased pursuant to the January 30, 2019, stock repurchase program. As of July 2, 2021, $2.0 billion remained available under the January 26, 2021, stock repurchase program. In connection with the Asset Purchase and the debt incurred to finance the Asset Purchase (as discussed in Notes 13 and 14 of the Notes to Consolidated Financial Statements), the Company has temporarily suspended repurchase activities under the January 26, 2021, stock repurchase program.

During the three and nine months ended July 2, 2021, the Board of Directors approved the retirement of 68.5 million shares of treasury stock at an aggregated historical cost of $4,342.6 million.

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

Dividends
On July 29, 2021, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.56 per share. This dividend is payable on September 7, 2021, to the Company’s stockholders of record as of the close of business on August 17, 2021.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	2021		2020
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.50	$83.0	$0.44	$75.1
Second quarter	0.50	82.6	0.44	74.9
Third quarter	0.50	82.5	0.44	73.5
Total	$1.50	$248.1	$1.32	$223.5

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statements of Operations (in millions):

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Cost of goods sold	$4.9	$4.7	$24.0	$16.1
Research and development	17.9	17.0	62.2	49.0
Selling, general, and administrative	20.6	16.1	58.1	46.5
Total share-based compensation	$43.4	$37.8	$144.3	$111.6

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net income	$337.8	$129.7	$1,172.0	$567.9

Weighted average shares outstanding – basic	165.1	167.0	165.2	169.1
Dilutive effect of equity-based awards	1.9	1.3	1.7	1.2
Weighted average shares outstanding – diluted	167.0	168.3	166.9	170.3

Net income per share – basic	$2.05	$0.78	$7.10	$3.36
Net income per share – diluted	$2.02	$0.77	$7.02	$3.33

Anti-dilutive common stock equivalents	—	—	—	0.2

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three and nine months ended July 2, 2021, and June 26, 2020, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.     SUPPLEMENTAL FINANCIAL INFORMATION

Other current liabilities consist of the following (in millions):

	As of
	July 2, 2021	October 2, 2020
Accrued taxes	$65.0	$31.2
Operating lease liability	31.5	28.2
Accrued customer liabilities	28.8	20.3
Other	25.0	28.3
Total other current liabilities	$150.3	$108.0

Other income (expense), net consists of the following (in millions):

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Interest income	$0.3	$1.2	$1.1	$8.8
Net gains (losses) on marketable securities	0.1	—	0.1	0.1
Other income	1.2	5.4	4.0	7.4
Other expense	(2.6)	(10.1)	(5.3)	(14.9)
Total other income (expense), net	$(1.0)	$(3.5)	$(0.1)	$1.4

13.     DEBT

Long-term debt consists of the following (in millions, except percentages):

		As of
	Effective Interest Rate	July 2, 2021	October 2, 2020
0.90% Senior Notes due 2023	1.15%	$500.0	$—
1.80% Senior Notes due 2026	1.97%	500.0	—
3.00% Senior Notes due 2031	3.13%	500.0	—
Unamortized debt discount and issuance costs		(12.9)	—
Total debt		$1,487.1	$—

Senior Notes
On May 26, 2021, the Company issued $500.0 million of its 0.90% Senior Notes due 2023 (the “2023 Notes”), $500.0 million of its 1.80% Senior Notes due 2026 (the “2026 Notes”), and $500.0 million of its 3.00% Senior Notes due 2031 (the “2031 Notes” and, together with the 2023 Notes and the 2026 Notes, the “Notes”). The Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of its existing and future senior unsecured debt but effectively junior to any of the Company’s senior secured debt to the extent of the value of collateral securing such debt, and are structurally subordinated to all existing and future obligations of the Company’s subsidiaries. The Notes will mature on each respective maturity date, unless earlier redeemed in accordance with their terms. Interest on the Notes is payable on June 1 and December 1 of each year.

The Company may redeem all or a portion of the 2023 Notes at any time after June 1, 2022, and all or a portion of the 2026 Notes and the 2031 Notes at any time and from time to time prior to maturity, in whole or in part, for cash at the applicable redemption prices set forth in the respective supplemental indenture. If the Company undergoes a change of control repurchase event, as defined in the indenture governing the Notes (as supplemented, the “Indenture”), holders may require the Company to repurchase the Notes in whole or in part for cash at a price equal to 101% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest.

The terms of the Indenture provided that, if (i) the consummation of the Asset Purchase (as defined in Note 14 of the Notes to Consolidated Financial Statements) had not occurred prior to 5:00 p.m., New York City time, on October 29, 2021, (ii) the Company had notified the trustee and the holders of the 2023 Notes that it would not pursue the consummation of the Asset Purchase or (iii) the Asset Purchase Agreement had been terminated without the consummation of the Asset Purchase, the 2023 Notes would be subject to a special mandatory redemption at 101% of the principal amount of the Notes then outstanding plus accrued interest. The 2026 Notes and the 2031 Notes were not subject to any special mandatory redemption if the Asset Purchase had not been completed. As of July 2, 2021, the Company considered the likelihood of acceleration and recorded the Notes as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.

The Indenture contains customary events of default, including failure to make required payments of principal and interest, certain events of bankruptcy and insolvency, and default in the performance or breach of any covenant or warranty contained in the Indenture or the Notes.

Term Credit Agreement
On May 21, 2021, the Company entered into a term credit agreement (the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). As of July 2, 2021, there were no borrowings outstanding under the Term Credit Agreement.

Borrowings under the Term Loan Facility are not currently guaranteed by any of the Company’s subsidiaries.

The Term Credit Agreement contains customary representations and warranties and covenants, including restrictions on the incurrence of indebtedness by non-guarantor subsidiaries and the creation of liens, and a financial covenant consisting of a limitation on leverage, defined as consolidated total indebtedness divided by consolidated earnings before interest, taxes, depreciation, and amortization for the period of four consecutive quarters not to exceed a ratio of 3.0 to 1.0. The Term Credit Agreement also contains customary events of default, which include failure to make required payments of principal and interest, breaches of representations and warranties, changes of control or failures to pay money judgments and certain defaults in respect of specified material indebtedness, upon the occurrence of which, among other remedies, the lenders may accelerate the maturity of the indebtedness and other obligations under the Term Credit Agreement.

Revolving Credit Agreement
On May 21, 2021, the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) providing for a $750 million revolving credit facility (the “Revolver”). The proceeds of the Revolver will be used for general corporate purposes and working capital needs of the Company and its subsidiaries.

The Revolver provides for revolving credit borrowings and letters of credit, with sublimits for letters of credit. The Revolver may be increased in specified circumstances by up to $250 million at the discretion of the lenders. The Revolver matures on July 26, 2026, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable at maturity.

The Revolving Credit Agreement contains customary representations and warranties and covenants, including restrictions on the incurrence of indebtedness by non-guarantor subsidiaries and the creation of liens, and a financial covenant consisting of a limitation on leverage, defined as consolidated total indebtedness divided by consolidated earnings before interest, taxes, depreciation, and amortization for the period of four consecutive quarters not to exceed a ratio of 3.0 to 1.0. As of July 2, 2021, there were no borrowings outstanding under the Revolver.

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets.

The estimated fair value of debt consists of the following (in millions):

	As of
	July 2, 2021	October 2, 2020
0.90% Senior Notes due 2023	$501.6	$—
1.80% Senior Notes due 2026	507.0	—
3.00% Senior Notes due 2031	513.1	—
Total debt	$1,521.7	$—

14.     SUBSEQUENT EVENTS

On July 26, 2021, the Company completed the acquisition of certain assets, rights, and properties, and the assumption of certain liabilities, comprising Silicon Laboratories Inc. (“Silicon Labs”) Infrastructure and Automotive business (the “Business”) in an all-cash transaction valued at $2.75 billion (the “Asset Purchase”).

The Company expects to account for the Asset Purchase as a business combination and is currently evaluating the purchase price allocation. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information for this transaction, given the short period of time between the acquisition date and the issuance of these consolidated financial statements.

In connection with the Asset Purchase, on July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price for the Asset Purchase and to pay fees and expenses incurred in connection therewith. Interest on the Term Loans is based on the applicable floating interest rate, plus an applicable margin based on the Company’s public debt credit ratings. The Term Loans mature on July 26, 2024, and all amounts then-outstanding under the Term Loans, together with accrued and unpaid interest thereon, are repayable at maturity. There is no premium or penalty for prepayment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “seek,” “should,” “will,” “would,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the possible impacts of the COVID-19 pandemic, the development of new products, enhancements of technologies, sales levels, expense levels, the benefits of the acquisition of Silicon Labs’ Infrastructure and Automotive business, and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management as of the date the statement is first made, such statements can only be based on facts and factors then known by us. Consequently, forward-looking statements involve inherent risks and uncertainties, and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in, or anticipated by, the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the 2020 10-K, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of the initial filing of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements.

In this document, the words “we,” “our,” “ours,” and “us” refer only to Skyworks Solutions, Inc., and its subsidiaries and not any other person or entity.

Impact of COVID-19
The COVID-19 pandemic and the resulting economic downturn are affecting business conditions in our industry. The duration, severity, and future impact of the pandemic, including as a result of more contagious variants of the virus that causes COVID-19, continue to be highly uncertain and could still result in significant disruptions to our business operations, including our supply chain, as well as negative impacts to our financial condition. A renewed suspension of our operations in Mexicali, Mexico, similar to what we experienced in April 2020, or a continued reduction in our production capacity due to employee quarantines, employee absenteeism, and restrictions on certain of our employees’ ability to work, would negatively impact our future operating results.

RESULTS OF OPERATIONS

Three and Nine Months Ended July 2, 2021, and June 26, 2020
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	July 2, 2021	June 26, 2020	July 2, 2021	June 26, 2020
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.0	54.7	50.0	51.9
Gross profit	50.0	45.3	50.0	48.1
Operating expenses:
Research and development	11.7	15.9	10.1	14.1
Selling, general, and administrative	7.6	7.5	5.8	7.0
Amortization of intangibles	0.2	0.4	0.2	0.4
Restructuring, impairment, and other charges	0.1	1.6	0.1	0.6
Total operating expenses	19.6	25.4	16.2	22.1
Operating income	30.4	19.9	33.8	26.0
Interest expense	(0.2)	—	(0.1)	—
Other income (expense), net	(0.1)	(0.5)	—	—
Income before income taxes	30.1	19.4	33.7	26.0
Provision (benefit) for income taxes	(0.2)	1.9	2.8	2.4
Net income	30.3%	17.5%	30.9%	23.6%

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

General
During the nine months ended July 2, 2021, the following key factors contributed to our overall results of operations, financial position, and cash flows:
•Net revenue increased by 58.3% to $3,798.2 million for the nine months ended July 2, 2021, as compared with the corresponding period in fiscal 2020. This increase in revenue was driven primarily by an increase in overall demand for wireless connectivity products coupled with the onset of technology upgrade cycles, including for 5G and Wi-Fi 6 solutions. Additionally, our average content per device for these next-generation solutions increased.
•Our ending cash, cash equivalents, and marketable securities balance increased 203.9% to $2,978.1 million as of July 2, 2021, from $980.0 million as of October 2, 2020. The increase in cash, cash equivalents and marketable securities during the nine months ended July 2, 2021, was primarily due to the issuance of $500.0 million of Senior Notes due 2023 (the “2023 Notes”), $500.0 million of Senior Notes due 2026 (the “2026 Notes”), and $500.0 million of Senior Notes due 2031 (the “2031 Notes” and, together with the 2023 Notes and the 2026 Notes, the “Notes”) in order to fund the anticipated Asset Purchase. The remaining increase was primarily the result of cash generated from operations of $1,373.7 million, partially offset by capital expenditures of $374.8 million, the repurchase of 1.4 million shares of common stock for $195.6 million, and dividend payments of $248.1 million.

Net Revenue

	Three Months Ended			Nine Months Ended
	July 2, 2021	Change	June 26, 2020	July 2, 2021	Change	June 26, 2020
(dollars in millions)
Net revenue	$1,116.4	51.5%	$736.8	$3,798.2	58.3%	$2,398.9

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

The increase in net revenue for the three and nine months ended July 2, 2021, as compared with the corresponding period in fiscal 2020, was driven primarily by an increase in overall demand for wireless connectivity products coupled with the onset of technology upgrade cycles, including for 5G and Wi-Fi 6 solutions. Additionally, our average content per device for these next-generation solutions increased.

Gross Profit

	Three Months Ended			Nine Months Ended
	July 2, 2021	Change	June 26, 2020	July 2, 2021	Change	June 26, 2020
(dollars in millions)
Gross profit	$558.6	67.2%	$334.1	$1,898.7	64.5%	$1,154.0
% of net revenue	50.0%		45.3%	50.0%		48.1%

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

The increase in gross profit for the three months ended July 2, 2021, as compared with the corresponding period in fiscal 2020, was primarily the result of a favorable product mix and higher unit volumes with a gross profit impact of $197.9 million, partially offset by lower average selling prices. In addition, there was a $23.4 million production utilization charge in the three months ended June 26, 2020, due to the temporary suspension of our operations in Mexicali in the government's effort to contain the COVID-19 pandemic. Gross profit margin increased to 50.0% of net revenue for the three months ended July 2, 2021, as compared with 45.3% in the corresponding period in fiscal 2020.

The increase in gross profit for the nine months ended July 2, 2021, as compared with the corresponding period in fiscal 2020, was primarily the result of a favorable product mix and higher unit volumes with a gross profit impact of $766.0 million, partially offset by lower average selling prices. In addition, there was a $23.4 million production utilization charge in the nine months ended June 26, 2020, due to the temporary suspension of our operations in Mexicali in the government's effort to contain the COVID-19 pandemic. Gross profit margin increased to 50.0% of net revenue for the nine months ended July 2, 2021, as compared with 48.1% in the corresponding period in fiscal 2020.

Research and Development

	Three Months Ended			Nine Months Ended
	July 2, 2021	Change	June 26, 2020	July 2, 2021	Change	June 26, 2020
(dollars in millions)
Research and development	$130.8	11.8%	$117.0	$383.1	13.4%	$337.9
% of net revenue	11.7%		15.9%	10.1%		14.1%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes, and design tool costs.

The increase in research and development expenses for the three and nine months ended July 2, 2021, as compared with the corresponding periods in fiscal 2020, was primarily related to headcount-related expenses as a result of our increased investment in developing new technologies and products.

Selling, General, and Administrative

	Three Months Ended			Nine Months Ended
	July 2, 2021	Change	June 26, 2020	July 2, 2021	Change	June 26, 2020
(dollars in millions)
Selling, general, and administrative	$85.1	54.7%	$55.0	$222.0	31.3%	$169.1
% of net revenue	7.6%		7.5%	5.8%		7.0%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses for the three and nine months ended July 2, 2021, as compared with the corresponding periods in fiscal 2020, was primarily related to increases in costs associated with business combinations contemplated during the period and increases in employee-related compensation expense, including share-based compensation expense.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
	July 2, 2021	Change	June 26, 2020	July 2, 2021	Change	June 26, 2020
(dollars in millions)
Amortization of intangibles	$2.4	(14.9)%	$2.8	$7.9	(11.9)%	$9.0
% of net revenue	0.2%		0.4%	0.2%		0.4%

The decrease in amortization expense for the three and nine months ended July 2, 2021, as compared with the corresponding periods in fiscal 2020, was primarily due to the end of the useful lives of certain intangible assets that were acquired in prior fiscal years.

Interest Expense

	Three Months Ended			Nine Months Ended
	July 2, 2021	Change	June 26, 2020	July 2, 2021	Change	June 26, 2020
(dollars in millions)
Interest expense	$(2.6)	100.0%	$—	$(2.6)	100.0%	$—
% of net revenue	(0.2)%		—%	(0.1)%		—%

The increase in interest expense for the three and nine months ended July 2, 2021, as compared with the corresponding periods in fiscal 2020, was due to the issuance of the Notes in May 2021.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	July 2, 2021	Change	June 26, 2020	July 2, 2021	Change	June 26, 2020
(dollars in millions)
Provision (benefit) for income taxes	$(1.6)	(111.2)%	$14.3	$110.5	91.4%	$57.7
% of net revenue	(0.2)%		1.9%	2.8%		2.4%

We recorded a benefit for income taxes of $1.6 million (which consisted of a benefit of $13.8 million and a provision of $12.2 million related to United States and foreign income taxes, respectively) and a provision of $110.5 million (which consisted of $63.7 million and $46.8 million related to United States and foreign income taxes, respectively) for the three and nine months ended July 2, 2021, respectively.

During fiscal 2021, we concluded an IRS examination of our federal income tax returns for fiscal 2015 and 2016. With the conclusion of the audit, we decreased the reserve for uncertain tax positions, which resulted in the recognition of an income tax benefit of $42.8 million and $34.8 million during the three and nine months ended July 2, 2021, respectively.

The decrease in income tax expense for the three months ended July 2, 2021, as compared with the corresponding periods in fiscal 2020, was primarily due to a decrease in the reserve for uncertain tax positions, partially offset by increased income from operations, a reduction in the relative amount of benefits related to foreign income taxed at rates lower than the federal statutory rate, and a reduction in the relative amount of windfall tax deductions as compared to income from operations.

The increase in income tax expense for the nine months ended July 2, 2021, as compared with the corresponding periods in fiscal 2020, was primarily due to increased income from operations, a reduction in the relative amount of benefits related to foreign income taxed at rates lower than the federal statutory rate, and a reduction in the relative amount of windfall tax deductions as compared to income from operations, partially offset by a decrease in the reserve for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in millions)	July 2, 2021	June 26, 2020
Cash and cash equivalents at beginning of period	$566.7	$851.3
Net cash provided by operating activities	1,373.7	937.5
Net cash used in investing activities	(101.0)	(391.0)
Net cash provided by (used in) financing activities	1,005.6	(606.5)
Cash and cash equivalents at end of period	$2,845.0	$791.3

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $436.2 million increase in cash provided by operating activities during the nine months ended July 2, 2021, as compared with the corresponding period in fiscal 2020, was primarily related to a $604.1 million increase in net income, partially offset by $178.5 million of unfavorable changes in working capital, due primarily to an increase in net cash outflows for accounts receivable which correlates with higher sales during the period.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid related to the purchase of marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $290.0 million decrease in cash used in investing activities during the nine months ended July 2, 2021, as compared with the corresponding period in fiscal 2020, was primarily related to a $421.1 million increase in the net sale of marketable securities, partially offset by a $131.3 million increase in cash used for capital expenditures.

Cash provided by financing activities:
Cash provided by financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $1,612.1 million net increase in cash provided by financing activities during the nine months ended July 2, 2021, as compared with the corresponding period in fiscal 2020, was primarily related to an increase of $1,489.7 million in long-term debt issued and a decrease of $220.9 million in stock repurchase activity, partially offset by an increase of $24.6 million in dividend payments, a decrease of $44.4 million in net proceeds from employee stock option exercises, and an increase of $22.7 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $2,978.1 million as of July 2, 2021, representing an increase of $1,998.1 million from October 2, 2020. The increase resulted from $1,489.7 million in long-term debt issued, $1,373.7 million in cash generated from operations, partially offset by $374.8 million in capital expenditures, $195.6 million used to repurchase 1.4 million shares of stock, and $248.1 million in cash dividend payments.

We have outstanding $500 million of Notes Due 2023, $500 million of Notes Due 2026, and $500 million of Notes Due 2031. We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of July 2, 2021, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026. On May 21, 2021, we entered into a term credit agreement (the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). As of July 2, 2021, there were no borrowings outstanding under the Term Credit Agreement. On July 26, 2021, we borrowed $1.0 billion in aggregate principal amount of term loans under the Term Loan Facility to finance a portion of the purchase price for the Asset Purchase and to pay fees and expenses incurred in connection therewith.

Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, the cash we expect to generate from operations, proceeds from the Term Loan Facility, and funds from our Revolver will be sufficient to fund our research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments, and other liquidity requirements associated with existing operations for at least the next 12 months. However, we cannot be certain that our cash on hand, cash generated from operations, and funds from our Revolver will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid marketable securities that are available to meet near-term cash requirements including: term deposits, certificates of deposits, money market funds, U.S. Treasury securities, agency securities, corporate debt securities and commercial paper.

We are exposed to interest rate risk via the terms of our Revolver and Term Loan Facility, which have variable interest rates. See Note 13 of the Notes to Consolidated Financial Statements for further information. A potential change in the associated interest rates would be immaterial to the results of our operations.

CONTRACTUAL OBLIGATIONS
Except for the issuance of our Notes, our contractual obligations disclosure in the 2020 10-K has not materially changed since we filed that report. Refer to Note 13 of the Notes to Consolidated Financial Statements for further information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates principally to our investment portfolio, which consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $2,845.0 million and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, and municipal bonds) that total approximately $129.2 million and $3.9 million within short-term and long-term marketable securities, respectively, as of July 2, 2021.

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

Based on our results of operations for the three and nine months ended July 2, 2021, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three months ended July 2, 2021, we had no outstanding foreign currency forward or options contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of July 2, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

From time to time, various lawsuits, claims, and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental hazards, product liability and warranty, safety and health, employment, and contractual matters.

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

Risks Related to the Acquisition of the Infrastructure and Automotive Business of Silicon Labs

We may not achieve the anticipated benefits of the acquisition of the Infrastructure and Automotive business of Silicon Labs.

On July 26, 2021, the Company completed the acquisition of certain assets, rights, and properties, and assumed certain liabilities, comprising Silicon Labs’ Infrastructure and Automotive business (the “Acquisition”).

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

We incurred significant indebtedness in connection with the Acquisition, which could reduce our flexibility to operate our business.

On May 21, 2021, the Company, as borrower, entered into a term credit agreement with various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, providing for a $1.0 billion Term Loan Facility. Additionally, on May 26, 2021, the Company issued $500 million of its 0.900% 2023 Notes, $500 million of its 1.800% 2026 Notes, and $500 million of its 3.000% 2031 Notes in a public offering. The proceeds of the Term Loan Facility and the issuance of Notes were used to finance a portion of the purchase price for the Acquisition.

Additionally, on May 21, 2021, the Company entered into the Revolving Credit Agreement with various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, providing for a $750 million Revolver. Borrowings under the Revolving Credit Facility will be used for general corporate purposes and working capital needs of the Company and its subsidiaries.

This indebtedness could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. We also have incurred, and will continue to incur, various costs and expenses associated with our indebtedness. Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and financial, business, and other factors affecting our operations, many of which are beyond our control. The incurrence of this or any additional indebtedness could reduce funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. Further, if we do not achieve the anticipated benefits from the Acquisition, our ability to service our indebtedness may be adversely impacted. Even if we achieve the anticipated benefits from the Acquisition, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions, or other general corporate purposes. Our ability to arrange additional financing and make payments of principal and interest on our indebtedness will depend on our future performance, which will be subject to general economic, financial, and business conditions as well as other factors affecting our operations, many of which are beyond our control.

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

The agreements that govern our indebtedness contain various covenants that impose restrictions that may affect our ability to operate our businesses.

The agreements that govern the Term Loan Facility, the Notes, and the Revolver contain various affirmative and negative covenants that, subject to certain significant exceptions, restrict our ability to, among other things, have liens on our property, change the nature of our business, and/or merge or consolidate with any other person or sell or convey certain assets to any one person. In addition, some of the agreements contain a financial covenant consisting of a limitation on leverage. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. Any such acceleration of our repayment obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended July 2, 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
04/3/21-04/30/21	2,200	(2)	$188.73	—	$2.0 billion
05/1/21-05/28/21	10,469	(2)	$164.16	—	$2.0 billion
05/29/21-07/2/21	448	(2)	$173.23	—	$2.0 billion
Total	13,117			—

(1) We announced on January 28, 2021, that our Board of Directors had approved a stock repurchase program on January 26, 2021, which authorizes the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements and which expires on January 26, 2023.
(2) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement, dated as of April 22, 2021, by and between Skyworks Solutions, Inc., and Silicon Laboratories Inc.**	8-K	001-05560	2.1	4/22/2021

4.1	Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.1	5/26/2021

4.2	First Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.2	5/26/2021

4.3	Second Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.3	5/26/2021

4.4	Third Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.4	5/26/2021

10.1	Debt Commitment Letter, dated as of April 22, 2021, by and between Skyworks Solutions, Inc., and JPMorgan Chase Bank, N.A.	8-K	001-05560	10.1	4/22/2021

10.2	Skyworks Solutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan*					X

10.3	Term Credit Agreement, dated as of May 21, 2021, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent**	8-K	001-05560	10.1	5/26/2021

10.4	Revolving Credit Agreement, dated as of May 21, 2021, among the Company, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent**	8-K	001-05560	10.2	5/26/2021

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

**Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date:	July 29, 2021	By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)