Form 10-K
period 2021-10-01
SKYWORKS SOLUTIONS, INC.
filed 2021-11-24
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepares or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter April 2, 2021) was approximately $30.9 billion. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 18, 2021, was 165,387,253.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III	Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2022 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 1, 2021

CAUTIONARY STATEMENT

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the “safe harbor” created by those sections. Any statements that are not statements of historical fact should be considered to be forward-looking statements. Words such as “anticipates”, “believes”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “seek”, “should”, “targets”, “will”, “would”, and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, forward-looking statements include, but are not limited to:

•    our plans to develop and market new products, enhancements, or technologies and the timing of these development and marketing plans;
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
Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known and understood by us. Consequently, forward-looking statements involve inherent risks and uncertainties, and actual financial results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual financial results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed elsewhere in this report (including in Item 1A, Risk Factors) and in the other documents filed by us with the Securities and Exchange Commission (“SEC”) in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

This Annual Report also contains estimates made by independent parties and by us relating to market size and growth and other industry data. These estimates involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These and other factors could cause results to differ materially and adversely from those expressed in the estimates made by the independent parties and by us.

In this document, the words “we”, “our”, “ours”, “us”, “Skyworks”, and “the Company” refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity. In addition, the following is a list of industry terms that may be referenced throughout the document:
•5G (Fifth Generation): next-generation cellular network technology
•ASoC (Analog System on Chip): combines the required electronic circuits of various computer components into a single, integrated chip
•BAW (Bulk Acoustic Wave): electrical input signal is converted to an acoustic wave for filtering and converted back into an electrical signal by a metal-piezo-metal vertical structure
•DC (Direct Current): unidirectional flow of an electrical charge
•IoT (Internet of Things): the interconnection of uniquely identifiable embedded computing devices within the existing internet infrastructure
•LED (Light Emitting Diode): a two-lead semiconductor light source
•MIMO (Multiple In, Multiple Out): a method for multiplying the capacity of a radio link using multiple transmission and receiving antennas to exploit multipath propagation; more commonly, it refers to LTE, 5G, and Wi-Fi techniques to send more than one data signal (also known as data layers) with encoded information to increase capacity in modern telecommunications systems
•RF (Radio Frequency): electromagnetic wave frequencies that lie in the range extending from around 3 kHz to 300 GHz
•SAW (Surface Acoustic Wave): electrical input signal is converted to an acoustic wave for filtering and converted back into an electrical signal by interdigitated transducers on a piezoelectric substrate
•TC-SAW (Temperature Compensated Surface Acoustic Wave): SAW filters that have been designed to reduce shift in frequency over temperature
Skyworks and the Skyworks symbol are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and other countries. Third-party brands and names are for identification purposes only and are the property of their respective owners.

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

Our key customers include Amazon, Apple Inc. (“Apple”), Arris, Bose, Cisco, DJI, Ericsson, Foxconn, Garmin, Gemalto (a Thales company), General Electric, Fibocom, Google, Honeywell, Itron, Lenovo, LG Electronics, Microsoft, Motorola, Netgear, Northrop Grumman, OPPO, Rockwell Collins, Samsung, Sierra Wireless, Sonos, Technicolor, VIVO, Xiaomi, and ZTE. Our competitors include Analog Devices, Broadcom, Cirrus Logic, Murata Manufacturing, NXP Semiconductors, Qorvo, and Qualcomm.

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

In July 2021, we acquired the Infrastructure and Automotive business of Silicon Laboratories Inc. (the “Acquisition”). The Acquisition accelerates our expansion into high-growth market segments, including electric and hybrid vehicles, industrial and motor control, power supply, 5G wireless infrastructure, optical data communication, data center, automotive, smart home, and several other applications.

Industry Background
Wireless connectivity is expanding on a global basis, underscoring the critical nature of our mission of connecting everyone and everything, all the time. A widening range of use cases is driving an insatiable demand for ubiquitous wireless data across a broad array of applications, including remote work, entertainment, fitness, virtual education and meetings, telemedicine, factory automation, connected cars, mobile internet, cloud gaming, and AR/VR technology. This results in an extraordinary need for faster speeds, increased bandwidth and capacity, significantly lower latency, and more reliable and secure wireless connectivity.

The speed and ultra-low latency characteristics inherent in 5G technology are dramatically altering wireless connectivity, creating a market for diverse and transformative applications, and changing how individuals live, work, play, and learn. Most of the world’s largest economies are implementing commercial 5G networks, and the world’s leading smartphone manufacturers have launched multiple generations of 5G-enabled devices.

Concurrently, connectivity is rapidly expanding into an adjacent set of IoT markets, rapidly proliferating the number of connected devices. ABI Research IoT Market Tracker forecasts 23 billion IoT connections by 2026. We are enabling these opportunities with highly customized solutions supporting a broad set of wireless systems and protocols including cellular, 5G, Wi-Fi®, GPS, Bluetooth®, Accutime™, HD-Radio™, LoRa®, Thread®, and Zigbee®. In addition, next-generation Wi-Fi 6 and 6E products are emerging as the standard offering across enterprise, carrier, and retail segments and are expected to accelerate the deployment of IoT devices.

Looking forward, we see significant growth opportunities for our industry and for Skyworks. The key catalysts are the increasing demand for wireless data and the profitable usage model, as each connection becomes more valuable and the world embraces 5G and other advanced connectivity technologies.

Solving Connectivity Challenges
Highly integrated semiconductor solutions are playing an increasingly essential and pivotal role in the deployment of next generation standards by resolving the daunting analog and RF complexities that are challenging the capabilities of existing hardware and the supporting network infrastructure. Delivering on these design challenges requires broad competencies including signal transmission and conditioning, the ability to ensure seamless hand-offs between multiple standards, power management, voltage regulation, battery charging, advanced filtering, and tuning.

We are at the forefront of this new era of connectivity, delivering the solutions that help enable the true potential of 5G and the IoT. We have a rich heritage in analog systems design and have spent years investing in key technologies and resources. Our strength is underpinned by world-class performance and scale across a broad array of capabilities that include advanced TC-SAW and BAW filters, an expanded family of MIMO, ultra-high band, and diversity receive modules, timing devices, and digital power isolators. From our breakthrough Sky5® unifying platform to our 5G small cell solutions, our approach across both infrastructure and user equipment facilitates powerful, high-speed end-to-end 5G connectivity.

Skyworks' Strategy
Our ambitious vision is to connect everyone and everything, all the time. Major elements of our strategy include:

Industry-Leading Technology
As the industry migrates to more complex 5G architectures across a multitude of wireless applications, we are well-positioned to help mobile device manufacturers handle growing levels of system complexity across both the transmit and receive chains. The trend towards increasing front-end and analog design challenges in smartphones and other platforms plays directly into our core strengths and positions us to address these challenges. We believe that we offer the broadest portfolio of radio and analog solutions from the transceiver to the antenna as well as all required manufacturing process technologies. We also hold strong technology leadership positions in passive devices, advanced integration including proprietary shielding and 3-D die stacking as well as SAW, TC-SAW, and BAW filters. Our product portfolio is reinforced by a library of approximately 4,500 worldwide patents and other intellectual property that we own and control. Together, our industry-leading technology enables us to deliver the highest levels of product performance and integration.

Customer Relationships
Given our scale and technology leadership, we are engaged with all of the major original equipment manufacturers (“OEMs”), smartphone providers, and baseband reference design partners. Our customers value the scale of our global supply chain, our innovative technology, and our system engineering expertise, resulting in deep customer loyalty. We partner with our customers to support their long-term product road maps and are valued as a system solutions provider rather than just a point product vendor.

Diversification
We are diversifying our business by expanding our addressable markets and broadening our product portfolio to reach a wider array of global customers. With the increasing adoption of 5G and the opportunity to enable more applications, we are growing our business beyond mobile devices (where we support all top-tier manufacturers, including the leading smartphone suppliers and key baseband vendors) into additional high-performance analog markets, including automotive, home and factory automation, data center, electric and hybrid vehicles, solar, wireless infrastructure, aerospace and defense, medical, smart energy, and wireless networking. In these markets we leverage our scale, intellectual property, and worldwide distribution network, which spans over 6,000 customers and over 3,000 analog components.

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

Additionally, we continue to drive reductions in product design and manufacturing cycle times and further improve product yields. The combination of agile, flexible capacity and world-class module manufacturing and scale advantage allows us to achieve low product costs while integrating multiple technologies into highly sophisticated multi-chip modules and helping to ensure stable supply to our global customer base.

Maintaining a Performance-Driven Culture
We consider our people and corporate culture to be a competitive advantage and a key component of our corporate strategy. We create key performance indicators that align employee efforts and link responsibilities with performance measurement. Accountability is paramount, and we compensate our employees through a pay-for-performance methodology. We strive to be an employer-of-choice among peer companies and have created a work environment in which turnover is below geographic and industry averages.

Generating Superior Operating Results and Shareholder Returns
We believe our manufacturing scale, broad product portfolio, strong profitability, and consistent cash flow generation position us to provide superior results and strong returns to our shareholders.

Our Product Portfolio
Our extensive product portfolio includes:
•Amplifiers: the modules that strengthen the signal so that it has sufficient energy to reach a base station
•Antenna Tuners: aperture and impedance tuning products that improve antenna performance across frequencies
•Attenuators: circuits that allow a known source of power to be reduced by a predetermined factor (usually expressed as decibels)
•Automotive Tuners and Digital Radios: tuners, data receivers, and digital radio coprocessors used in automotive infotainment systems
•Circulators/Isolators: ferrite-based components commonly found on the output of high-power amplifiers used to protect receivers in wireless transmission systems
•Wireless ASoC: an intelligent 2.4 GHz and 5GHz wireless radio integrated circuit that includes all the analog and digital functions optimized for building cognitive wireless audio headsets, headphones, and wireless speaker systems
•DC/DC Converters: an electronic circuit which converts a source of direct current from one voltage level to another
•Demodulators: a device or an RF block used in receivers to extract the information that has been modulated onto a carrier or from the carrier itself
•Detectors: devices used to measure and control RF power in wireless systems
•Digital Power Isolators: energy efficient solutions used in industrial control, solar inverters and hybrid/electric automotive drive trains
•Diodes: semiconductor devices that pass current in one direction only
•Directional Couplers: transmission coupling devices for separately sampling the forward or backward wave in a transmission line
•Diversity Receive Modules: devices used to improve receiver sensitivity in high data rate applications
•Filters: devices for recovering and separating mixed and modulated data in RF stages, including SAW, TC-SAW, and BAW filters
•Front-end Modules: two or more functions co-packaged to optimize the performance, cost, and application suitability in products, including intermediate or radio frequency signal paths
•Hybrid: a type of directional coupler used in radio and telecommunications
•LED Drivers: devices which regulate the current through a light-emitting diode or string of diodes for the purpose of creating light
•Low-Noise Amplifiers: devices used to reduce system noise figure in the receive chain
•Mixers: devices that enable signals to be converted to a higher or lower frequency signal and thereby allowing the signals to be processed more effectively
•Modulators: devices that take a baseband input signal and output a radio frequency modulated signal
•Optocouplers/Optoisolators: semiconductor devices that allow signals to be transferred between circuits or systems while ensuring that the circuits or systems are electrically isolated from each other
•Phase Locked Loops: closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal
•Phase Shifters: designed for use in power amplifier distortion compensation circuits in base station applications
•Power Dividers/Combiners: utilized to equally split signals into in-phase signals as often found in balanced signal chains and local oscillator distribution networks
•Receivers: electronic devices that change a radio signal from a transmitter into useful information
•Switches: components that perform the change between the transmit and receive function, as well as the band function for cellular handsets
•Synthesizers: devices that provide ultra-fine frequency resolution, fast switching speed, and low phase-noise performance
•Timing Devices: wireless clocks and oscillators used in optical networking, data center and wireless base stations
•Technical Ceramics: polycrystalline oxide materials used for a wide variety of electrical, mechanical, thermal, and magnetic applications
•Voltage Controlled Oscillators/Synthesizers: fully integrated, high performance signal source for high dynamic range transceivers
•Voltage Regulators: generate a fixed level which ideally remains constant over varying input voltage or load conditions

We believe we possess broad technology capabilities and one of the most complete wireless communications product portfolios in the industry.

Marketing and Distribution
Our products are sold globally through a direct sales force, electronic component distributors, and independent sales representatives. As is customary in the semiconductor industry, our distributors may also market other products that compete with ours.

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

We believe the technical and complex nature of our products and markets demand an extraordinary commitment to maintain close ongoing relationships with our customers. We also employ a collaborative approach in developing these relationships by combining the support of our design teams, applications engineers, manufacturing personnel, sales and marketing staff, and senior management. Lastly, we leverage our customer relationships with cross-selling opportunities across product lines in order to maximize revenue.

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

Customer Concentration
A small number of OEMs historically has accounted for a significant portion of our net revenue. In the fiscal years ended October 1, 2021 (“fiscal 2021”), October 2, 2020 (“fiscal 2020”), and September 27, 2019 (“fiscal 2019”), Apple, through sales to multiple distributors and contract manufacturers for multiple applications including smartphones, tablets, desktop and notebook computers, watches, and other devices, constituted more than ten percent of our net revenue. For further information regarding customer concentrations see Note 15 to Item 8 of this Annual Report on Form 10-K.

Intellectual Property and Proprietary Rights
We own or have a license to use numerous United States and foreign patents and patent applications related to our products and our manufacturing operations and processes. In addition, we own a number of trademarks and service marks applicable to certain of our products and services. We believe that our intellectual property, including patents, patent applications, trade secrets, and trademarks, is of material importance to our business. We rely on patent, copyright, trademark, trade secret, and other intellectual property laws, as well as non-disclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, designs, devices, algorithms, processes, and other intellectual property. Our efforts may not meaningfully protect our intellectual property, or others may independently develop substantially equivalent or superior proprietary technologies, designs, devices, algorithms, processes, or other intellectual property. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark, and trade secret protection may not be available in those jurisdictions. In addition to protecting our intellectual property, we strive to strengthen our intellectual property portfolio to enhance our ability to obtain cross-licenses of intellectual property from others, to obtain access to intellectual property we do not possess, and to more favorably resolve potential intellectual property claims against us. Due to rapid technological changes in the industry, we believe establishing and maintaining a technological leadership position depends primarily on our ability to develop new, innovative products through the technical competence of our engineering personnel.

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

Research and Development
Our products and markets demand rapid technological advancements requiring a continuous effort to enhance existing products and develop new products and technologies. Accordingly, we maintain a high level of research and development activity. We invested $532.3 million, $464.1 million, and $424.1 million in research and development during fiscal 2021, fiscal 2020, and fiscal 2019, respectively. The growth in research and development expenses were the result of increases in our internal product designs and product development activity for our target markets in each of these fiscal years. Our research and development expenses include new product development and innovations in integrated circuit design, investment in advanced semiconductor manufacturing processes, development of new packaging and test capabilities, and research on next generation technologies and product opportunities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands.

Raw Materials
Raw materials for our products and manufacturing processes are generally available from several sources. It is our intent not to depend on a sole source of supply unless market or other conditions dictate otherwise. However, there are limited situations where we procure certain components and services for our products from single or limited sources, and we are currently dependent on a limited number of sole-source suppliers. We purchase materials and services primarily pursuant to individual purchase orders. However, we have entered into certain supply agreements for the purchase of raw materials or other manufacturing-related services that specify minimum prices and purchase quantity based on our anticipated future requirements. Certain of our suppliers consign raw materials to us at our manufacturing facilities to which we take title as needed in our manufacturing process. We have taken strategic action with suppliers located around the world to secure sourcing of the raw materials and components necessary for our manufacturing.

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

Seasonality
Sales of our products are subject to seasonal fluctuation and periods of increased demand in end-user consumer applications, such as smartphones and tablet computing devices. The highest demand for our products generally occurs in our first fiscal quarter ending in December and the fourth fiscal quarter ending in September. The lowest demand for our products generally occurs in our second fiscal quarter ending in March and the third fiscal quarter ending in June.

Employees
Our workforce consists of approximately 11,000 employees located around the world, more than 99% of whom are full-time employees. As of October 1, 2021:

•Our workforce was distributed geographically approximately as follows: 57% in Mexico, 23% in the United States, 18% in Asia, 1% in Canada, and less than 1% in Europe.
•Our workforce was distributed by function approximately as follows: 48% in individual contributor manufacturing roles, 31% in engineering or technician roles, 11% in managerial roles, and 10% in professional or other administrative roles.
•Approximately 4,350 of our employees in Mexico, 280 of our employees in Singapore, and 420 of our employees in Japan were covered by collective bargaining and other union agreements.

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
Risks associated with operating a global business
The effects of the global COVID-19 pandemic continue to adversely affect our business operations.
The global COVID-19 pandemic—including the public health crisis, the measures taken by governments, businesses, and individuals in an effort to limit COVID-19’s spread, and the resulting global supply chain challenges—has adversely affected, and continues to adversely affect, our business operations. The impacts on our business operations and workforce of the pandemic, including as a result of more contagious variants of the virus that causes COVID-19, and the duration of such impacts, are uncertain, constantly evolving, and difficult to quantify, but have thus far included, or in the future may include, the following:
•We have experienced, and may continue to experience, disruptions to our supply chain and increased costs in connection with the sourcing of materials, components, equipment, assembly and test services, engineering support, shipping and logistics services, and other services, caused in part by the pandemic. To the extent we are unable to pass these costs on to our customers, we experience reduced profitability. Given that our customers and suppliers are facing similar supply chain challenges, we expect continued difficulty in forecasting demand and supply needs for the foreseeable future. As a result of these uncertainties, we have increased, and may continue to increase, our inventory levels and purchase commitments.
•We have recently experienced, and expect to continue experiencing, reduced demand for certain of our products as a result of certain customers’ difficulty to obtain materials, components, and services due to disruptions in such customers’ supply chains. We may experience large fluctuations in demand for certain of our products, which could be exacerbated by global supply chain challenges or by a continued or deepening global economic downturn or recession caused by the pandemic.
•In April 2020, we suspended our operations in Mexicali, Mexico, for approximately two weeks pursuant to an order by the government of the state of Baja California, Mexico, resulting in a temporary reduction in our production levels. In the event that our manufacturing operations in Mexicali become subject to significant restrictions or are suspended again, or in the event that one or more of our other facilities is forced to suspend or limit its activities, including, but not limited to, as a result of such operations or activities not being considered to be an “essential” business under applicable laws, regulations, or orders (including “shelter at home” orders or other quarantine-related orders), we may again experience reductions in production levels, which would limit our ability to meet customer demand and impact our operating results.
•Over the course of the pandemic, we have implemented certain measures at our facilities worldwide in an effort to protect our employees’ health and well-being (including social distancing, allowing many employees to work remotely, limiting the number of employees attending meetings, screening employees and visitors when entering facilities, educating employees about the virus and preventative measures, enhancing cleaning protocols, and suspending employee travel), some of which have reduced the overall efficiency of our operations and increased manufacturing costs. The expected duration of such protective measures, many of which were still in place as of the end of fiscal 2021, remains uncertain, and we may be required to implement additional measures in the future, further impacting our business operations. In addition, we recently required COVID-19 vaccination of all U.S.-based employees as a condition of employment, subject to certain exemptions, and we may announce additional vaccine mandates in other jurisdictions in the future. Our implementation of these requirements may result in employee attrition, reduced employee morale, and difficulty securing future labor needs.
•We have experienced, and may continue to experience, reduced production capacity as a result of employee quarantines, absenteeism, and attrition, as well as restrictions on certain of our employees’ ability to work. Additionally, we may experience negative impacts to our sales, marketing, research and development, and other critical business functions for similar reasons.
•We have experienced, and likely will continue to experience, disruptions to global transportation networks, limiting or delaying our ability, and/or increasing our cost, to send or receive products and materials at one or more of our facilities, including as a result of trade restrictions, border closures, disruptions in the operations of third-party carriers, or carriers’ decisions to prioritize other customers’ orders over ours.
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
These effects, alone or taken together, could have a material adverse effect on our business, results of operations, customer and supplier relations, employee relations, cash flows, and financial condition. The resumption of normal business operations after any such interruptions may be delayed or constrained by lingering effects of the pandemic on our customers, suppliers, and other third-party service providers. There can be no assurance that any decrease in sales resulting from the pandemic will be offset by increased sales in subsequent periods.
The degree to which the pandemic continues to impact us will depend on future developments that are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain COVID-19 or treat its impact, the timing and magnitude of the U.S. government’s economic stimulus efforts, and how quickly and to what extent normal economic and operating conditions resume. Even after the pandemic has subsided as a public health matter, we may experience material adverse impacts to our business as a result of its adverse impact on the global economy.
The risks of doing business internationally apply to all aspects of our operations.
We derive significant revenues from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. We have suppliers located outside the United States, and third-party packaging, assembly, and test facilities and foundries located in the Asia-Pacific region. We also operate our own wafer fabrication facilities in Kadoma, Japan, and Osaka, Japan, as well as packaging, assembly, and test facilities in Singapore and in Mexicali, Mexico (with a substantial majority of our finished products being assembled and tested in our Mexicali facility). Our international sales and operations are subject to a number of risks inherent in selling and operating in multiple jurisdictions. These include, but are not limited to, risks regarding:
•currency controls and currency exchange rate fluctuations, including increases or decreases in commodities prices related to such fluctuations,
•inflation, as well as changes in existing and expected rates of inflation, which may vary across the jurisdictions in which we do business,
•local economic and political conditions, including, but not limited to, social, economic, and political instability related to the uncertainty regarding the relationships between the United States and China, Russia, Mexico, North Korea, Middle Eastern countries, other foreign countries, and the international community at large, and related to the United Kingdom’s withdrawal from the European Union,
•restrictive governmental actions (such as restrictions on transfer of funds, restrictions on individuals’ movement, including travel restrictions, quarantines, lockdowns, and curfews, and trade protection measures, including export duties, quotas, customs duties, border taxes, border closures, increased import or export controls, and tariffs), or actions by non-governmental individuals and groups (such as protests, insurgencies, and organized crime), that could negatively impact trade between, or increase the cost of operating in, the countries in which we do business,
•labor market conditions and laws,
•disruptions of capital and trading markets,
•difficulty in collecting, or failure to collect, accounts receivable, as well as longer collection periods,
•changes in, or non-compliance with, legal or regulatory import/export requirements, including restrictions on selling to certain customers or into certain jurisdictions,
•natural disasters and severe weather events, including, but not limited to, earthquakes, wildfires, droughts, hurricanes, tsunamis, rising sea levels, as well as other impacts of climate change,
•acts of terrorism, widespread illness or other deterioration of public health conditions, and war,
•misappropriation or other unauthorized transfers of our electronic information and breaches of our information systems, as well as the potential lack of adequate remedies in certain jurisdictions,
•difficulty in engaging distribution partners or obtaining sales or other business support in certain jurisdictions,
•cultural differences in the conduct of business,
•direct or indirect government actions, subsidies, or policies aimed at supporting local industry,
•the laws and policies of the United States and other countries affecting trade, foreign investment and loans, foreign travel, and import or export licensing requirements,

•withdrawal from, or renegotiation of, existing trade agreements by the United States (or other jurisdictions) potentially affecting Mexico, China, and other countries in which we do business,
•changes in current or future tax law or regulations or new interpretations thereof, by federal or state agencies or foreign governments (including changes in certain countries in Europe and elsewhere regarding corporate taxes, transfer pricing, and tax treaty provisions),
•changes in the effective tax rate as a result of our overall profitability and mix of earnings in countries with differing statutory tax rates,
•results of audits and examination of previously filed tax returns, and
•limitations on our ability under local laws to protect or enforce our intellectual property rights in a particular foreign jurisdiction.
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
Some of the countries in which we operate and seek to expand are in emerging markets where legal systems may be less developed or familiar to us, potentially impacting our ability to obtain appropriate recourse in the event of a dispute. Other jurisdictions in which we conduct business have established, or may establish, legal and regulatory regimes that differ materially from United States laws and regulations. It is costly, time-consuming, and requires significant resources to comply with the numerous, and sometimes conflicting, legal regimes in the jurisdictions in which we conduct business on matters as diverse as anti-corruption, anti-bribery, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, competition, data privacy and protection (including, but not limited to, the European Union’s General Data Protection Regulation), employment, and labor relations. Violations of one or more of these legal regimes’ laws and regulations in the conduct of our business could result in significant fines or monetary damages, criminal sanctions against us or our officers, prohibitions on doing business, unfavorable publicity and other reputation damage, restrictions on our ability to process information, and allegations by our clients that we have not performed our contractual obligations.
We are subject to the risks of doing business in China.
Our success in the Chinese markets may be adversely affected by China’s continuously evolving laws and regulations, including those relating to taxation, import and export tariffs and restrictions, currency controls, environmental regulations, information security, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent, and the potential issuance of new laws and regulations creates uncertainty. In addition, changes in the political environment, governmental policies, or United States-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties, or currency revaluations, which could have an adverse effect on our business plans and operating results. In particular, the imposition by the United States of tariffs on goods imported from China, or deemed to be of Chinese origin, and other government actions that restrict our ability to sell our products to Chinese customers or to manufacture or source components in China, and countermeasures imposed by China in response, could directly or indirectly adversely impact our manufacturing costs, the availability and cost of materials, and the sales of our products in China and elsewhere. For example, during fiscal 2019, the U.S. Bureau of Industry and Security of the U.S. Department of Commerce placed Huawei Technology Co., Ltd., and certain of its affiliates (collectively, “Huawei”), on the Bureau’s Entity List (the “Entity List”), which resulted in our temporarily suspending shipments to Huawei. Since then, the addition of other entities to the Entity List, together with changes to rules regarding the shipment of foreign direct products, resulted in the renewed suspension of shipments to Huawei as well as the suspension of shipments to other customers. In the future, we may be prevented from shipping our products to other customers if they are added to the Entity List. In the absence of further changes to applicable export laws and regulations, we will only be able to sell our products to Huawei and potentially other companies named on the Entity List pursuant to limited export licenses from the U.S. Department of Commerce. Further, the evolving labor market and increasing labor unrest in China may have a negative impact on our customers, which would result in a negative impact on our business, results of operations, and financial condition. Finally, China’s investments in technology development and manufacturing capability in support of its stated policy of reducing its dependence on foreign semiconductor manufacturers and other technology companies has likely already resulted, and we expect will continue to result, in reduced demand for our products in China and other key markets as well as reduced supply of critical materials for our products.
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
Future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to initiatives related to the Base Erosion and Profit Shifting Project of the Organisation for Economic Co-Operation and Development; the European Commission’s “state aid” investigations; enactment of a global corporate minimum tax; and other developments could have an adverse effect on the taxation of international businesses, including our own. Furthermore, countries where we are subject to taxes, including the United States, evaluate their tax policies and rules on a regular basis, and we may see significant changes in legislation and regulations concerning taxation (including as a result of significant changes proposed by the current U.S. presidential administration, such as increases in the U.S. federal corporate income tax rate and in the U.S. taxation of foreign earnings).
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
These factors include, among others:
•delays in the widespread deployment of commercial 5G networks or in consumer adoption of 5G-enabled devices,
•changes in end-user demand for the products manufactured and sold by our customers,
•the effects of competitive pricing pressures, including decreases in average selling prices of our products,
•production capacity levels and fluctuations in manufacturing yields,
•availability and cost of materials and services from our suppliers,
•the gain or loss of significant customers,
•our ability to develop, introduce, and market new products and technologies on a timely basis,
•market acceptance of our products and our customers’ products (including, but not limited to, market acceptance of new, emerging technologies),
•new product and technology introductions by competitors,
•delays in the adoption of standards by standard-setting bodies and delays in the commercial deployment or consumer adoption of certain technologies,
•actions by government regulators to restrict or delay the availability of sufficient spectrum for wireless technologies, including technologies that utilize unlicensed spectrum and/or shared spectrum,
•changes in consumers’ rates of replacement of smartphones and other devices that utilize our products,
•increasing industry consolidation among our competitors,
•changes in the mix of products produced and sold, and
•intellectual property disputes, including those concerning payments associated with the licensing and/or sale of intellectual property, and related remedies (e.g., monetary damages, injunctions, or exclusion orders affecting our or our customers’ products).
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
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business, results of operations, and financial condition could be materially and adversely impacted, which could adversely affect our stock price. In each of fiscal 2021, fiscal 2020, and fiscal 2019, one customer accounted for greater than ten percent of our net revenue. For further discussion see Note 15 to Item 8 of this Annual Report on Form 10-K.
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
Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities, as well as disruptions at facilities operated by our subcontractors or customers. These disruptions may result from electrical power outages, water shortages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or man-made disasters, as well as equipment maintenance, repairs, and/or upgrades. Disruptions of our manufacturing operations, or those of our subcontractors and customers, could cause significant delays in shipments until we are able to shift production of the impacted products from an affected facility or subcontractor to another facility or subcontractor, or until the affected customer resumes operations and accepts shipments from us. In the event of such delays, the required alternative capacity, particularly wafer production capacity, may not be available on a timely basis or at all. Even if alternative production capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers and revenue. Likewise, lower-than-expected demand could lead to underutilized manufacturing facilities, which could negatively impact our financial results.
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
We rely on foundries to provide silicon-based products and to supplement our gallium arsenide wafer manufacturing capacity. There are significant risks associated with reliance on third-party foundries, including:
•the lack of wafer supply, potential wafer shortages, and higher wafer prices,
•required minimum purchase commitments,
•limited ability to respond to unanticipated changes in customer demand,
•limited control over delivery schedules, manufacturing yields, production costs, process technologies, and quality assurance, and
•the inaccessibility of, or delays in obtaining access to, key process technologies, materials, and IP blocks.
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
Further, the third-party foundries may experience financial difficulties or changes in control, be unable to deliver products to us in a timely manner, be unwilling to invest in processes that meet our needs, or suffer damage or destruction to their facilities, particularly since some of them are located in areas prone to natural disasters or to severe weather events and other impacts of climate change. If any disruption of manufacturing capacity occurs, we may not have alternative manufacturing sources immediately available. We may therefore experience difficulties, delays, or additional costs in securing an adequate supply of our products, which could impair our ability to meet our customers’ needs and have a material adverse effect on our operating results.
Although we own and operate assembly and test facilities, we still depend on subcontractors to package, assemble, and test certain of our products at cost-competitive rates. For those assembly and test subcontractors with whom we do not have long-term agreements, we typically procure services on a per-order basis. If any of our subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner and/or at cost-competitive rates. Due to the amount of time that it usually takes us to qualify assembly and test subcontractors, we could experience significant delays and/or increased costs in product shipments if we are required to find alternative assembly and test subcontractors for our components. Any problems that we may encounter with the delivery, quality, or cost of our products could damage our customer relationships and materially and adversely affect our business, results of operations, and financial condition.
We are dependent upon third parties for the supply of raw materials and components.
Our manufacturing operations depend on obtaining adequate supplies of raw materials and components used in our manufacturing processes at a competitive cost. Although we maintain relationships with suppliers located around the world with the objective of ensuring that we have adequate sources for the supply of raw materials and components for our manufacturing needs, increases in demand from the semiconductor industry for such raw materials and components (including, but not limited to, precious and rare earth metals), as well as increased demand for commodities in general, can result in tighter supplies and higher costs. Our suppliers may not be able to meet our delivery schedules; we may lose a significant or sole supplier; a supplier may not be able to meet performance and quality specifications; shipments of precious metals may be subject to theft; and we may not be able to purchase such supplies or materials at a competitive cost. If a supplier were unable to meet our delivery schedules, if we lost a supplier, or if a supplier were unable to meet performance or quality specifications, our ability to satisfy customer obligations would be materially and adversely affected because the time required to identify and qualify an alternative supply source, where available, is typically lengthy. In part as a result of the COVID-19 pandemic, we have experienced supply constraints for certain materials and components, which has impacted, and could continue to impact, production lead times, the cost of such materials and components, and our ability to meet customer demand for our products.
In addition, we review our relationships with suppliers of raw materials and components for our manufacturing needs on an ongoing basis. In connection with our ongoing review, we may modify or terminate our relationship with one or more suppliers. We may also enter into sole supplier arrangements to meet certain of our raw material or component needs. While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a limited number of sole-source suppliers. If we were to lose these sole sources of supply, for any reason, a material adverse effect on our business could result until an alternate source is obtained. To the extent we enter into additional sole supplier arrangements for any of our raw materials or components, the risks associated with our supply arrangements would be exacerbated. Furthermore, our entry into capacity commitments in an attempt to ensure sufficient supply of raw materials and components may result in our obligation to pay above-market prices in the event of a future downward price correction.
We may not be able to effectively operate our business if we are unable to attract and retain qualified personnel.
As the source of our technological and product innovations, our key engineering and technical personnel represent a significant asset. Our success depends on our ability to continue to attract, retain, and motivate qualified personnel, including executive officers and other key management, engineering, and technical personnel. The competition for management, engineering, and technical personnel is intense in the semiconductor industry, particularly in the locations in which we operate, and therefore we may not be able to continue to attract and retain the qualified personnel necessary for the design, development, manufacture, and sale of our products. Our employees are highly sought after by our competitors and other companies, which in some cases may be able to offer compensation opportunities in excess of what we offer. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance and/or declines in the price of our common stock, given, among other factors, the use of equity-based compensation by us and our competitors. If we are unable to obtain required stockholder approval for future increases in the number of shares available under our long-term incentive plans, we may be limited in granting equity-based incentive awards, which may impair our efforts to attract and retain necessary personnel. Further, existing immigration laws, together with any changes to immigration policies or regulations in the United States, make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities (in the United States or abroad), limiting the pool of available talent. Travel bans, difficulties obtaining visas, and other restrictions on international travel make it more difficult to effectively manage our international operations, collaborate as a global company, and service our international customer base. The increased ability of employees in our industry to work from home or in other remote work arrangements has impacted, and may continue to impact, the mobility and turnover of our employees, potentially making it more difficult for us to compete in the job market. We continue to anticipate increases in human resource needs, particularly in engineering. The loss of the services of one or more of our key employees or our inability to attract, retain, and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.
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
Our sales are typically made pursuant to standard purchase orders and/or specified customer contracts for delivery of products and not under long-term supply arrangements with our customers. Our customers may seek to cancel or defer orders before shipment. Additionally, we sell a portion of our products through third-party distributors, some of whom have rights to return products if the product is nonconforming. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict and may not be accurate. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers and/or distributors may change their inventory practices on short notice for any reason. Many of our products are customized to the needs or specifications of a specific customer or have a limited number of potential buyers. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition. On the other hand, customers may require rapid increases in production on short notice, which could result in damaged customer relationships, increased liabilities, or harm to our reputation if we are unable to meet such increases in demand. Some of our customers have implemented vendor-managed inventory, consignment, or similar inventory programs that may result in an increase in the time between manufacture of, and payment for, our products.
In addition, if a customer or distributor encounters financial difficulties of its own as a result of a change in demand or for any other reason, the customer’s or distributor’s ability to make timely payments against our accounts receivable could be impaired. Furthermore, our dependence on third-party carriers and logistics firms, many of which have been adversely affected by the COVID-19 pandemic, has resulted in, and could continue to result in, delays, increased costs, and expedite fees related to our product shipments.
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
Risks Related to Acquisitions
We may not achieve the anticipated benefits of the acquisition of the Infrastructure and Automotive business of Silicon Labs.
On July 26, 2021, the Company completed the acquisition of certain assets, rights, and properties, and assumed certain liabilities, comprising Silicon Labs’ Infrastructure and Automotive business.

Achieving the anticipated benefits of the Acquisition is subject to a number of uncertainties, including the Company’s ability to successfully integrate the assets acquired and employees transferred in connection with the Acquisition, as well as the Company’s ability to maintain and/or secure relationships with third-party manufacturing partners in order to meet customer demand for the products acquired in the Acquisition. Failure to achieve the anticipated benefits of the Acquisition in the expected timeframe or at all could result in increased costs and diversion of management’s time and energy and could materially adversely affect our business, financial condition, and results of operations.
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
To be successful we may need to make additional investments and acquisitions, integrate companies we acquire, and/or enter into strategic alliances.
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
The wireless communications semiconductor industry, in general, and the other analog markets in which we compete are very competitive, which may cause pricing pressures, decreased gross margins, and rapid loss of market share. We compete with international and United States semiconductor manufacturers of all sizes in terms of resources and market share, including, but not limited to, Analog Devices, Broadcom, Cirrus Logic, Murata Manufacturing, NXP Semiconductors, Qorvo, and Qualcomm.
We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in, and is expected to continue to result in, declining average selling prices for many of our products and increased challenges in maintaining or increasing revenue, gross margin, and market share. Furthermore, additional competitors may enter our markets as a result of growth opportunities in communications electronics, the trend toward global expansion by foreign and domestic competitors, and technological and public policy changes (including national or regional policies, and/or state-sponsored investments, intended to develop and support localized competitors). We believe that the principal competitive factors for semiconductor suppliers in our markets include, among others:
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
Current and potential competitors have established, or may in the future establish, financial or strategic relationships among themselves or with customers, resellers, or other third parties. These relationships may affect customers’ purchasing decisions. Accordingly, it is possible that new competitors or alliances among competitors could emerge, causing such competitors to rapidly acquire significant market share. We may not be able to compete successfully against current and potential competitors. Increased competition could result in pricing pressures, decreased gross margins, and loss of revenue and market share and may materially and adversely affect our business, results of operations, and financial condition.
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
A number of domestic and foreign jurisdictions restrict or may seek to restrict the use of various substances, a number of which have been or are currently used in our products or processes. For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive requires that certain substances, which may be found in certain products we have manufactured in the past, be removed from all electronics components. Eliminating such substances from our manufacturing processes requires the expenditure of additional research and development funds to seek alternative substances for our products, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. While we have implemented a compliance program to ensure our product offering meets these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties, and/or restrictions imposed by government agencies that could adversely affect our operating results.
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
In addition, increasing governmental and societal attention to environmental, social, and governance (“ESG”) matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on ESG topics such as climate change, carbon emissions, water usage, waste management, human capital, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We expect that these and other rapidly changing laws, regulations, policies, interpretations, and expectations, as well as increased enforcement actions by various governmental and regulatory agencies, will continue to increase the cost of our compliance and internal risk management programs and to alter the environment in which we do business, which could have a material adverse effect on our business, results of operations, and financial condition.
Risks associated with cybersecurity and intellectual property protection
We may not be able to prevent, or timely detect, information technology security breaches.
Security breaches, phishing, spoofing, attempts by others to gain unauthorized access to our information technology systems, networks, and databases, and other cyberattacks continue to become more sophisticated and persistent and are sometimes successful. These incidents, which might be related to industrial, state-sponsored, and/or economic espionage, or financial cyber extortion or fraud, include covertly introducing malware and spyware to our computers and networks (or to an electronic system operated by a third party for our benefit) and impersonating authorized users, among others. We seek to prevent, detect, and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude, duration, and effects. The theft, unauthorized use, transfer, or publication of our intellectual property, our confidential business, financial, and/or technical information, or the personal data of our employees and customers by third parties or by our employees could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business and technology development. To the extent that any security breach or other cybersecurity incident results in inappropriate disclosure of our customers’, suppliers’, licensees’, or employees’ confidential or personal information, we may incur liability, face contractual and regulatory fines and penalties, and sustain significant financial resources to remediate such breach. Such an incident could, among other things, also damage our reputation, impair our ability to attract and retain our customers, impact our stock price, and materially damage our supplier relationships. If a ransom-style cyberattack or similar incident impedes our ability to use or access our information systems for an extended period of time, this could adversely affect our business operations and financial results. In addition, certain suppliers and other third parties with whom we conduct business, including foundries, assembly and test contractors, and distributors, have been, and are likely to continue to be, subject to cybersecurity incidents, misappropriation efforts, or network disruptions that could jeopardize our proprietary or sensitive data, impact such third parties’ ability to meet their obligations to us, or otherwise negatively impact our ongoing business operations. We expect to continue devoting significant resources to the security of our information technology systems, networks, and databases, including through the training of our employees and monitoring the security posture of critical third parties who have access to our systems or sensitive data. However, we cannot ensure that these security measures and monitoring efforts will be sufficient to prevent or mitigate the damage caused by a cybersecurity incident or network disruption, and our systems may be vulnerable to hacking, insider threats, employee error or manipulation, theft, system malfunctions, or other adverse events. While we maintain insurance coverage to mitigate some of these risks, such coverage may be insufficient to cover all losses or all types of claims that may arise.
In order to remain competitive, we must be able to successfully protect our intellectual property rights.
We rely on patent, copyright, trademark, trade secret, and other intellectual property rights and laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, inventions, information, data, devices, algorithms, processes, and other intellectual property. In addition, we often incorporate the intellectual property of our customers, suppliers, or other third parties into our designs, and we have obligations with respect to the non-use and non-

disclosure of such third-party intellectual property. From time to time, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity, enforceability, and scope of proprietary rights of others, including our customers. This could require us to expend significant resources and to divert the efforts and attention of our management and technical personnel from our business operations. Regardless of our actions:
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
A third party could potentially copy, misappropriate, or otherwise obtain and use our technology without authorization, develop similar technology independently, or design around or invalidate our patents. If any of our intellectual property protection mechanisms fails to protect our technology, it would make it easier for our competitors to offer similar competitive products, potentially resulting in loss of market share and price erosion. Even if we receive a patent, the patent claims may not be broad enough to adequately cover and protect our technology or could be rendered invalid or unenforceable. Furthermore, even if we receive patent protection in the United States, we may not seek, or may not be granted, patent protection in other relevant foreign countries. In addition, effective patent, copyright, trademark, and trade secret protection and enforcement may be unavailable, impractical, or limited for certain technologies and in certain foreign countries.
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
We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short product life cycles, and increasing levels of integration. Many of our products currently use or incorporate technology licensed or acquired from third parties and we expect our products in the future to also require technology from third parties. Our ability to keep pace with this market depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology for our current or future products become unavailable or the terms on which they are available become commercially unreasonable, and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete, we could lose market share, and our business could be adversely affected. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop substitute technology to deliver competitive products. These risks are heightened with respect to certain of our products that incorporate increasing amounts of digital circuit content that is subject to third-party intellectual property rights.
Risks associated with claims and litigation
We may be subject to warranty claims, product recalls, liability claims, and risks of litigation.
Although we invest significant resources in the testing of our products, from time to time we become aware of alleged defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs, or cash payments to settle claims pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. Certain of our products, including “high reliability” solutions, may not be able to perform under stringent operating conditions. Examples of our “high reliability” solutions include applications intended for the aerospace, automotive, medical, and military markets. The potential liabilities associated with these, and similar, provisions in certain of our customer contracts are in some cases capped at significant amounts, and in other cases are uncapped. In addition, because our customers typically integrate our products into other devices, and because we typically do not have a direct relationship with the end customers of our products, our products may be used in applications for which they were not necessarily designed or tested, and they may not perform as anticipated in such applications. Depending on the nature of any product defect claims, we may not be able to recoup our losses from our third-party suppliers. Investigating, analyzing, and/or remediating alleged product defects may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or third parties, including liability for costs associated with product recalls, indemnification claims, product redesigns, or obligations under customer contracts. If any of our products contain defects, or have reliability, quality, or compatibility problems, our reputation may be damaged, and we could be subject to liability claims, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results. Furthermore, such losses would not be covered under our existing corporate insurance programs.
In addition, from time to time, we are, and may become, involved in litigation. We are the plaintiff in some of these actions and the defendant in others. Such actions could result in the imposition of various remedies such as injunctions or monetary damages, which if awarded could materially harm our business. From time to time, we are, and may become, the subject of inquiries, requests for information, or investigations by government and regulatory agencies regarding our business. Any such matters, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management, damage our reputation, or otherwise adversely affect our business.
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
Any litigation to determine the validity of any allegations that our products infringe or may infringe or misappropriate the intellectual property rights of another party, including indemnification claims arising from our contractual obligations to our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. Regardless of the merits of any specific claim, we may not prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation or the assessment of these claims. If litigation were to result in an adverse ruling, we could be required to:
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
The trading price of our common stock has fluctuated and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:
•the extent of the impact and duration of the COVID-19 pandemic,
•the volatility of the financial markets,
•uncertainty regarding the prospects of the domestic and foreign economies,
•instability in global credit and financial markets,
•our performance and prospects, and the performance and prospects of our major customers and competitors,
•our revenue concentrations with relatively few customers,
•the depth and liquidity of the market for our common stock,
•the inclusion, exclusion, or removal of our stock from market indices, such as the S&P 500 Index,
•our stock repurchase and dividend activities,
•investor perception of us and the industry in which we operate,
•changes in the market valuations of other companies, including, but not limited to, those in our industry,
•changes in earnings estimates, price targets, or buy/sell recommendations by analysts,
•domestic and international political conditions,
•domestic and international tax, fiscal, and trade policy decisions, and
•our ability to successfully identify, acquire, and integrate acquisition candidates.

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
Future cash dividends and the amount and timing of our stock repurchases may be affected by, among other factors:
•our views on potential future capital requirements, including those related to acquisitions as well as research and development,
•our ability to generate sufficient earnings and cash flows,
•our use of cash to consummate various acquisition transactions,
•our repayment of principal and interest on our indebtedness,
•capital requirements related to cash dividends and stock repurchase programs,
•changes in federal and state income tax laws or corporate laws, and
•changes to our business model.
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
We have certain anti-takeover measures that may affect our common stock. Our certificate of incorporation, our by-laws, and the Delaware General Corporation Law contain several provisions that would make more difficult an acquisition of control of us in a transaction not approved by our Board of Directors. Our certificate of incorporation and by-laws include provisions such as:
•the ability of our Board of Directors to issue shares of preferred stock in one or more series without further authorization of stockholders,
•a prohibition on stockholder action by written consent,
•a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders,
•a requirement that the affirmative vote of at least 80% of our shares be obtained to amend or repeal the provisions of our certificate of incorporation relating to the election and removal of directors or the right to act by written consent,
•a requirement that the affirmative vote of at least 80% of our shares be obtained for business combinations unless approved by a majority of the members of the Board of Directors and, in the event that the other party to the business combination is the beneficial owner of 5% or more of our shares, a majority of the members of the Board of Directors in office prior to the time such other party became the beneficial owner of 5% or more of our shares, and
•a fair price provision, as well as a requirement that the affirmative vote of at least 90% of our shares be obtained to amend or repeal the fair price provision.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.
ITEM 2. PROPERTIES.

We maintain our primary executive offices in Irvine, California. For information regarding property, plant, and equipment by geographic region for each of the last three fiscal years, see Note 15 to Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends
Our common stock is traded on the Nasdaq Global Select Market under the symbol “SWKS”.

The number of stockholders of record of our common stock as of November 4, 2021, was 9,729. On November 4, 2021, the Company announced that the Board of Directors had declared a cash dividend of $0.56 per share of common stock, payable on December 14, 2021, to stockholders of record as of November 23, 2021. We intend to continue to pay quarterly dividends subject to capital availability and our view that cash dividends are in the best interests of our stockholders. Future cash dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of sales distribution channels and investments and acquisitions, legal risks, stock repurchase programs, debt issuances and repayments, changes in federal and state income tax law, and changes to our business model.

Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of common stock made during the fiscal quarter ended October 1, 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/3/21-7/30/21	—		—	—	$2.0 billion
7/31/21-8/27/21	9,117	(2)	$180.66	—	$2.0 billion
8/28/21-10/1/21	—		—	—	$2.0 billion
	9,117			—
_________________________
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

ITEM 6. [RESERVED]

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

Impact of COVID-19
The COVID-19 pandemic and the resulting economic downturn are affecting business conditions in our industry. The duration, severity, and future impact of the pandemic, including as a result of more contagious variants of the virus that causes COVID-19, continue to be highly uncertain and could still result in significant disruptions to our business operations, as well as negative impacts to our financial condition. The semiconductor industry is experiencing various supply constraints due to the pandemic. While we are working with our global supply chain partners to mitigate this risk, the duration and extent of the supply chain disruptions remain uncertain.

RESULTS OF OPERATIONS

Fiscal Years Ended October 1, 2021, October 2, 2020, and September 27, 2019.
The following table sets forth the results of our operations expressed as a percentage of net revenue. See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 2, 2020, filed with the SEC on November 17, 2020, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 29, 2021 (the “2020 10-K”), for Management’s Discussions and Analysis of Financial Condition and Results of Operations for the fiscal year ended September 27, 2019.

	October 1, 2021	October 2, 2020	September 27, 2019
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	50.8	51.9	52.5
Gross profit	49.2	48.1	47.5
Operating expenses:
Research and development	10.3	13.7	12.5
Selling, general, and administrative	6.3	6.9	5.9
Amortization of intangibles	0.7	0.4	0.7
Restructuring, impairment, and other charges	0.2	0.4	0.2
Total operating expenses	17.6	21.5	19.3
Operating income	31.6	26.6	28.2
Interest expense	(0.3)	—	—
Other income (expense), net	—	—	0.3
Income before income taxes	31.3	26.6	28.5
Provision for income taxes	2.0	2.3	3.2
Net income	29.3%	24.3%	25.3%

General
During the fiscal year ended October 1, 2021, the following key factors contributed to our overall results of operations, financial position, and cash flows:
•Net revenue increased 52.3% to $5,109.1 million, as compared to fiscal 2020. This increase in revenue was driven primarily by an increase in overall demand for wireless connectivity products coupled with the onset of technology upgrade cycles, including for 5G and Wi-Fi 6 solutions. Additionally, our average content per device for these next-generation solutions increased.
•Our ending cash, cash equivalents, and marketable securities balance increased 4.8% to $1,027.2 million as of October 1, 2021, from $980.0 million as of October 2, 2020. The increase in cash, cash equivalents, and marketable securities during fiscal 2021 was primarily due to cash generated from operations of $1,772.0 million, the borrowing of $1,000.0 million in Term Loans, $500.0 million of Senior Notes due 2023 (the “2023 Notes”), $500.0 million of Senior Notes due 2026 (the “2026 Notes”), and $500.0 million of Senior Notes due 2031 (the “2031 Notes” and, together with the 2023 Notes and the 2026 Notes, the “Notes”), partially offset by payments for acquisitions of $2,751.0 million, capital expenditures of $637.8 million, dividend payments of $340.6 million, repayments of Term Loans of $250.0 million, and the repurchase of 1.4 million shares of common stock for $195.6 million.

Net Revenue

	Fiscal Years Ended
	October 1, 2021	Change	October 2, 2020	Change	September 27, 2019
(dollars in millions)
Net revenue	$5,109.1	52.3%	$3,355.7	(0.6)%	$3,376.8

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
The increase in net revenue in fiscal 2021, as compared to fiscal 2020, was driven by an increase in overall demand for wireless connectivity products coupled with the onset of technology upgrade cycles, including for 5G and Wi-Fi 6 solutions. Additionally, our average content per device for these next-generation solutions increased.
For information regarding net revenue by geographic region and customer concentration, see Note 15 to Item 8 of this Annual Report on Form 10-K.

Gross Profit

	Fiscal Years Ended
	October 1, 2021	Change	October 2, 2020	Change	September 27, 2019
(dollars in millions)
Gross profit	$2,512.4	55.8%	$1,612.9	0.6%	$1,603.8
% of net revenue	49.2%		48.1%		47.5%

Gross profit represents net revenue less cost of goods sold. Our cost of goods sold consists primarily of purchased materials, labor, and overhead (including depreciation and share-based compensation expense) associated with product manufacturing. As part of our normal course of business, we intend to improve gross profit with efforts to increase unit volumes, improve manufacturing efficiencies, lower manufacturing costs of existing products, and by introducing new and higher value-added products.

The increase in gross profit in fiscal 2021, as compared to fiscal 2020, was primarily the result of a favorable product mix and higher unit volumes with a gross profit impact of $950.2 million, partially offset by lower average selling prices and an increase in amortization of acquisition intangibles, including inventory step-up, as a result of the Acquisition completed during the period. Gross profit as a percentage of net revenue is estimated to decrease in fiscal 2022 due to amortization of intangibles acquired during fiscal 2021.

Research and Development

	Fiscal Years Ended
	October 1, 2021	Change	October 2, 2020	Change	September 27, 2019
(dollars in millions)
Research and development	$532.3	14.7%	$464.1	9.4%	$424.1
% of net revenue	10.4%		13.8%		12.6%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, masks, engineering prototypes, and design tool costs.

The increase in research and development expense in fiscal 2021, as compared to fiscal 2020, was primarily related to headcount-related expenses, including share-based compensation, as a result of our increased investment in developing new technologies and products.
Selling, General, and Administrative

	Fiscal Years Ended
	October 1, 2021	Change	October 2, 2020	Change	September 27, 2019
(dollars in millions)
Selling, general, and administrative	$322.5	39.4%	$231.4	16.7%	$198.3
% of net revenue	6.3%		6.9%		5.9%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses in fiscal 2021, as compared to fiscal 2020, was primarily related to increases in costs associated with the Acquisition completed during the period and increases in headcount-related expenses, including share-based compensation.

Amortization of Intangibles

	Fiscal Years Ended
	October 1, 2021	Change	October 2, 2020	Change	September 27, 2019
(dollars in millions)
Amortization of intangibles	$36.0	205.1%	$11.8	(47.8)%	$22.6
% of net revenue	0.7%		0.4%		0.7%

The increase in amortization expense for fiscal 2021, as compared to fiscal 2020, was primarily due to additional intangible assets acquired during fiscal 2021. See Note 3 to Item 8 of this Annual Report on Form 10-K for a detailed discussion of intangible assets acquired. Amortization expense is estimated to increase in fiscal 2022 due to amortization of intangibles acquired during fiscal 2021.

Restructuring, Impairment, and Other Charges

	Fiscal Years Ended
	October 1, 2021	Change	October 2, 2020	Change	September 27, 2019
(dollars in millions)
Restructuring, impairment, and other charges	$8.9	(35.5)%	$13.8	102.9%	$6.8
% of net revenue	0.2%		0.4%		0.2%

Restructuring, impairment, and other charges incurred in fiscal 2021 were primarily related to an impairment on property, plant, and equipment.

Restructuring, impairment, and other charges incurred in fiscal 2020 were primarily related to the abandonment of a previously capitalized in-process research and development (“IPR&D”) project.

Interest Expense

	Fiscal Years Ended
	October 1, 2021	Change	October 2, 2020	Change	September 27, 2019
(dollars in millions)
Interest expense	$(13.4)	100.0%	$—	—%	$—
% of net revenue	(0.3)%		—%		—%

The increase in interest expense for fiscal 2021, as compared to fiscal 2020, was due to the issuance of the Notes in May 2021 and the borrowing of the Term Loans (as defined below) in July 2021. Interest expense is estimated to increase in fiscal 2022 as our average borrowings outstanding are expected to be higher than in fiscal 2021.

Provision for Income Taxes

	Fiscal Years Ended
	October 1, 2021	Change	October 2, 2020	Change	September 27, 2019
(dollars in millions)
Provision for income taxes	$100.4	30.6%	$76.9	(28.4)%	$107.4
% of net revenue	2.0%		2.3%		3.2%

The annual effective tax rate for fiscal 2021 of 6.3% was less than the United States federal statutory rate of 21.0% resulting primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit related to a change in the reserve for uncertain tax positions, a benefit from foreign-derived intangible income deduction (“FDII”), windfall tax deductions, research and development credits, and foreign tax credits, partially offset by a tax on global intangible low-taxed income (“GILTI”).

The decrease in the effective tax rate for fiscal 2021, as compared to the 11.2% effective rate for fiscal 2020, was primarily due to benefits related to favorable changes in the reserves for uncertain tax positions.

During fiscal 2021, we concluded an IRS examination of our federal income tax returns for fiscal 2015 and 2016. With the conclusion of the audit, we decreased the reserve for uncertain tax positions, including interest and penalties, which resulted in the recognition of an income tax benefit of $34.8 million in fiscal 2021. In addition, the statute of limitations expired on the federal income tax return for fiscal 2017 and, as a result, we decreased the related reserve for uncertain tax positions of $25.5 million.

The increase in income tax expense in fiscal 2021, as compared to fiscal 2020, was primarily due to increased income from operations, partially offset by a decrease in the reserve for uncertain tax positions.

See Note 9 to Item 8 of this Annual Report on Form 10-K for additional information regarding income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Set forth below is a summary of our cash flows for the periods indicated:

	Fiscal Years Ended
(in millions)	October 1, 2021	October 2, 2020	September 27, 2019
Cash and cash equivalents at beginning of period	$566.7	$851.3	$733.3
Net cash provided by operating activities	1,772.0	1,204.5	1,367.4
Net cash used in investing activities	(3,133.2)	(581.4)	(336.9)
Net cash provided by (used in) financing activities	1,677.4	(907.7)	(912.5)
Cash and cash equivalents at end of period	$882.9	$566.7	$851.3

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $567.5 million increase in cash provided by operating activities for fiscal 2021, as compared to fiscal 2020, was primarily related to a $683.5 million increase in net income, partially offset by $170.4 million of unfavorable changes in working capital, due primarily to an increase in accounts receivable which resulted from higher revenue during the period.

Cash used in investing activities:
Cash used in investing activities consists primarily of cash paid for acquisitions, capital expenditures, purchased intangibles, and marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $2,551.8 million increase in cash used in investing activities for fiscal 2021, as compared to fiscal 2020, was primarily related to a $2,751.0 million increase in cash paid for acquisitions and a $248.4 million increase in cash used for capital expenditures, partially offset by $452.8 million cash provided by the net sales of marketable securities.

Cash provided by financing activities:
Cash provided by financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $2,585.1 million increase in cash provided by financing activities for fiscal 2021, as compared to fiscal 2020, was primarily related to an increase of $2,488.1 million in long-term debt issued and a decrease of $451.9 million in stock repurchase activity, partially offset by repayments of Term Loans of $250.0 million, a decrease of $45.5 million in net proceeds from employee stock option exercises, an increase of $33.6 million in dividend payments, and an increase of $22.1 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $1,027.2 million as of October 1, 2021, representing an increase of $47.3 million from October 2, 2020. We have outstanding $500.0 million of Notes Due 2023, $500.0 million of Notes Due 2026, and $500.0 million of Notes Due 2031. We have a term credit agreement (the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). On July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price for the Acquisition and to pay fees and expenses incurred in connection therewith. During fiscal 2021, the Company repaid $250.0 million of outstanding borrowings under the Term Loans. As of October 1, 2021, there were $750.0 million of borrowings outstanding under the Term Credit Agreement. We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of October 1, 2021, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026.

For a description of contractual obligations, such as taxes, leases, and debt, see Note 9, Note 11, and Note 17 to Item 8 of this Annual Report on Form 10-K, respectively.

Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, and the cash we expect to generate from operations, and funds from our Revolver, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash on hand, cash generated from operations, and funds from our Revolver will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid marketable securities that are available to meet near-term cash requirements including: term deposits, certificates of deposit, money market funds, U.S. Treasury securities, agency securities, corporate debt securities, and commercial paper.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex, or subjective judgments or estimates. Based on this definition, our most critical accounting policies include revenue recognition, which impacts the recording of net revenue; inventory valuation, which impacts the cost of goods sold and gross margin; business combinations, which impacts the fair value of acquired assets and assumed liabilities; and income taxes, which impacts the income tax provision. These policies and significant judgments involved are discussed further below. We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our significant accounting policies are described in Note 2 to Item 8 of this Annual Report on Form 10-K.

Revenue Recognition. We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers net of estimated reserves. Our revenue reserves contain uncertainties because they require management to make assumptions and to apply judgment to estimate the value of future credits to customers for product returns, price protection, price adjustments, and stock rotation for products sold to certain electronic component distributors. We base these estimates on the expected value method considering all reasonably available information, including our historical experience and current expectations, and are reflected in the transaction price when sales are recorded.

Inventory Valuation. We value our inventory at the lower of cost or net realizable value. Reserves for excess and obsolete inventory are established on a quarterly basis and are based on a detailed analysis of aged material, salability of our inventory, market conditions, and product life cycles. Once reserves are established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory. Our reserves contain uncertainties because the calculation requires management to make assumptions and to apply judgment regarding historical experience, market conditions, and technological obsolescence. Changes in actual demand or market conditions could adversely impact our reserve calculations.

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

Business Combinations. We allocate the fair value of the purchase consideration of a business acquisition to the tangible assets, liabilities, and intangible assets acquired, including IPR&D, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. Our valuation of acquired assets and assumed liabilities requires significant estimates, especially with respect to intangible assets. The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: future expected revenue, expenses, capital expenditures and other costs, and discount rates. We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. For finite-lived intangible assets valued during fiscal 2021, a hypothetical change of ten percent to our valuation estimate would impact amortization of acquisition intangibles by $106.0 million over a weighted-average amortization period of 4.4 years. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our Term Credit Facility, which has variable interest rates, and our investment portfolio. As of October 1, 2021, there were $750.0 million of borrowings outstanding under the Term Credit Agreement and a potential change in the associated interest rates would be immaterial to the results of our operations. Our investment portfolio consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $882.9 million, and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, municipal bonds) that total approximately $137.2 million and $7.1 million within short-term and long-term marketable securities, respectively, as of October 1, 2021.

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

Based on our results of operations for the fiscal year ended October 1, 2021, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash, cash equivalents, and other investments, we do not believe that investment or interest rate risks currently pose material exposures to our business or results of operations.

Foreign Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A percentage of our international operational expenses are denominated in foreign currencies and exchange rate volatility could positively or negatively impact those operating costs. For the fiscal years ended October 1, 2021, October 2, 2020, and September 27, 2019, we had foreign exchange losses of $0.5 million, $5.9 million, and $6.2 million, respectively. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufacturers denominated in foreign currencies, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the fiscal year ended October 1, 2021, we had no outstanding foreign currency forward or options contracts with financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 37

(2)	Consolidated Statements of Operations for the three years ended October 1, 2021	Page 39

(3)	Consolidated Statements of Comprehensive Income for the three years ended October 1, 2021	Page 40

(4)	Consolidated Balance Sheets at October 1, 2021, and October 2, 2020	Page 41

(5)	Consolidated Statements of Cash Flows for the three years ended October 1, 2021	Page 42

(6)	Consolidated Statements of Stockholders’ Equity for the three years ended October 1, 2021	Page 43

(7)	Notes to Consolidated Financial Statements	Page 44 through 63

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Skyworks Solutions, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries (the Company) as of October 1, 2021 and October 2, 2020, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended October 1, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 1, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 1, 2021 and October 2, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended October 1, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the acquisition-date fair value of developed technology and in-process research and development intangible assets
As discussed in Note 3 to the consolidated financial statements, on July 26, 2021, the Company acquired the Infrastructure and Automotive business of Silicon Laboratories, Inc. (the “Asset Purchase”). As a result of the Asset Purchase, the Company acquired tangible and intangible net assets, including developed technology and in-process research and development (IPR&D) with an estimated fair value of $960.1 million and $591.1 million, respectively.
We identified the evaluation of the acquisition-date fair value of developed technology and IPR&D acquired in the Asset Purchase as a critical audit matter. Subjective auditor judgment was required to evaluate the forecasted revenue growth rates and discount rate used in the valuation model to calculate the acquisition-date fair value of the developed technology and IPR&D. Limited observable market information was available, and the fair value of the developed technology and IPR&D was sensitive to changes to these assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date fair value process, including controls over the forecasted revenue growth rates and the discount rate. We evaluated the forecasted revenue growth rates used to determine the fair value of acquired developed technology and IPR&D in relation to the past performance of the acquired business as well as current industry forecasts. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate, by comparing it against a discount rate that was developed using publicly available market data for comparable entities.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Irvine, California
November 24, 2021

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Fiscal Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Net revenue	$5,109.1	$3,355.7	$3,376.8
Cost of goods sold	2,596.7	1,742.8	1,773.0
Gross profit	2,512.4	1,612.9	1,603.8
Operating expenses:
Research and development	532.3	464.1	424.1
Selling, general, and administrative	322.5	231.4	198.3
Amortization of intangibles	36.0	11.8	22.6
Restructuring, impairment, and other charges	8.9	13.8	6.8
Total operating expenses	899.7	721.1	651.8
Operating income	1,612.7	891.8	952.0
Interest expense	(13.4)	—	—
Other income (expense), net	(0.6)	(0.1)	9.0
Income before income taxes	1,598.7	891.7	961.0
Provision for income taxes	100.4	76.9	107.4
Net income	$1,498.3	$814.8	$853.6
Earnings per share:
Basic	$9.07	$4.84	$4.92
Diluted	$8.97	$4.80	$4.89
Weighted average shares:
Basic	165.2	168.5	173.5
Diluted	167.0	169.9	174.5

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Net income	$1,498.3	$814.8	$853.6
Other comprehensive income, net of tax
Fair value of investments	(0.5)	0.1	0.3
Pension adjustments	0.4	—	0.5
Comprehensive income	$1,498.2	$814.9	$854.4

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	October 1, 2021	October 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$882.9	$566.7
Marketable securities	137.2	408.1
Receivables, net of allowances of $0.7 and $0.6, respectively	756.2	358.5
Inventory	885.0	806.0
Other current assets	204.1	178.4
Total current assets	2,865.4	2,317.6
Property, plant, and equipment, net	1,501.6	1,249.5
Operating lease right-of-use assets	166.1	167.9
Goodwill	2,176.7	1,189.8
Intangible assets, net	1,698.6	53.5
Deferred tax assets, net	119.5	55.3
Marketable securities	7.1	5.2
Other long-term assets	55.7	67.9
Total assets	$8,590.7	$5,106.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	236.0	226.9
Accrued compensation and benefits	135.3	113.5
Other current liabilities	287.2	108.0
Total current liabilities	658.5	448.4
Long-term debt	2,235.6	—
Long-term tax liabilities	222.8	311.3
Long-term operating lease liabilities	144.5	150.7
Other long-term liabilities	32.2	32.1
Total liabilities	3,293.6	942.5
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 165.3 shares issued and 165.3 shares outstanding at October 1, 2021, and 232.3 shares issued and 165.6 shares outstanding at October 2, 2020	41.3	41.4
Additional paid-in capital	79.6	3,403.7
Treasury stock, at cost	(1.7)	(4,093.5)
Retained earnings	5,185.8	4,820.4
Accumulated other comprehensive loss	(7.9)	(7.8)
Total stockholders’ equity	5,297.1	4,164.2
Total liabilities and stockholders’ equity	$8,590.7	$5,106.7

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Cash flows from operating activities:
Net income	$1,498.3	$814.8	$853.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	191.9	156.6	80.1
Depreciation	332.2	318.3	314.9
Amortization of intangible assets, including inventory step-up	104.5	46.0	56.7
Deferred income taxes	(59.5)	(13.4)	(6.1)
Asset impairment charges	7.1	11.8	—
Amortization of debt discount and issuance costs	1.1	—	—
Changes in fair value of contingent consideration	—	—	(3.1)
Other, net	0.2	3.8	16.8
Changes in assets and liabilities:
Receivables, net	(397.7)	76.8	228.8
Inventory	(41.2)	(190.4)	(119.6)
Accounts payable	59.6	61.1	(33.0)
Other current and long-term assets and liabilities	75.5	(80.9)	(21.7)
Net cash provided by operating activities	1,772.0	1,204.5	1,367.4
Cash flows from investing activities:
Capital expenditures	(637.8)	(389.4)	(398.4)
Purchased intangibles	(14.3)	(9.1)	(25.0)
Purchases of marketable securities	(500.8)	(790.5)	(360.5)
Sales and maturities of marketable securities	770.7	607.6	447.0
Payments for acquisitions	(2,751.0)	—	—
Net cash used in investing activities	(3,133.2)	(581.4)	(336.9)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(55.2)	(33.1)	(22.8)
Repurchase of common stock - stock repurchase program	(195.6)	(647.5)	(657.6)
Dividends paid	(340.6)	(307.0)	(273.9)
Net proceeds from exercise of stock options	11.6	57.1	22.1
Proceeds from employee stock purchase plan	24.8	22.8	19.7
Proceeds from issuance of long-term debt, net	2,488.2	—	—
Debt financing costs	(5.8)	—	—
Payments of debt	(250.0)	—	—
Net cash provided by (used in) financing activities	1,677.4	(907.7)	(912.5)
Net increase (decrease) in cash and cash equivalents	316.2	(284.6)	118.0
Cash and cash equivalents at beginning of period	566.7	851.3	733.3
Cash and cash equivalents at end of period	$882.9	$566.7	$851.3
Supplemental cash flow disclosures:
Income taxes paid	$184.0	$110.8	$124.4
Interest paid	$2.2	$—	$—
Incentives paid in common stock	$27.5	$—	$0.7
Non-cash investing in capital expenditures, accrued but not paid	$29.3	$78.7	$101.5
Retirement of treasury stock	$4,342.6	$—	$—
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at September 28, 2018	177.4	$44.4	51.0	$(2,732.5)	$3,061.0	$3,732.9	$(8.8)	$4,097.0
Net income	—	—	—	—	—	853.6	—	853.6
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.6	0.3	0.3	(22.8)	42.2	—	—	19.8
Share-based compensation expense	—	—	—	—	82.5	—	—	82.5
Stock repurchase program	(8.9)	(2.2)	8.9	(657.6)	2.2	—	—	(657.6)
Dividends declared	—	—	—	—	—	(273.9)	—	(273.9)
Other comprehensive loss	—	—	—	—	—	—	0.8	0.8
Balance at September 27, 2019	170.1	$42.5	60.1	$(3,412.9)	$3,188.0	$4,312.6	$(7.9)	$4,122.3
Net income	—	—	—	—	—	814.8	—	814.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.8	0.5	0.3	(33.1)	79.4	—	—	46.8
Share-based compensation expense	—	—	—	—	134.7	—	—	134.7
Stock repurchase program	(6.3)	(1.6)	6.3	(647.5)	1.6	—	—	(647.5)
Dividends declared	—	—	—	—	—	(307.0)	—	(307.0)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance at October 2, 2020	165.6	$41.4	66.7	$(4,093.5)	$3,403.7	$4,820.4	$(7.8)	$4,164.2
Net income	—	—	—	—	—	1,498.3	—	1,498.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.1	0.3	0.4	(55.2)	63.6	—	—	8.7
Share-based compensation expense	—	—	—	—	158.1	—	—	158.1
Stock repurchase program	(1.4)	(0.4)	1.4	(195.6)	0.4	—	—	(195.6)
Retirement of treasury stock	—	—	(68.5)	4,342.6	(3,550.3)	(792.3)	—	—
Dividends declared	—	—	—	—	—	(340.6)	—	(340.6)
Pre-combination service on replacement awards	—	—	—	—	4.1	—	—	4.1
Other comprehensive income	—	—	—	—	—	—	(0.1)	(0.1)
Balance at October 1, 2021	165.3	$41.3	—	$(1.7)	$79.6	$5,185.8	$(7.9)	$5,297.1

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

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
All Skyworks subsidiaries are included in the Company’s consolidated financial statements and all intercompany balances are eliminated in consolidation. Certain items in the fiscal years 2019 and 2020 financial statements have been reclassified to conform to the fiscal 2021 presentation.

Fiscal Year
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2021 and 2019 each consisted of 52 weeks and ended on October 1, 2021, and September 27, 2019, respectively. Fiscal 2020 consisted of 53 weeks and ended on October 2, 2020.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income, and accumulated other comprehensive loss during the reporting period. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Judgment is required in determining the reserves for and fair value of items such as overall fair value assessments of assets and liabilities, particularly those classified as Level 2 or Level 3 in the fair value hierarchy, marketable securities, inventory, intangible assets associated with business combinations, share-based compensation, revenue reserves, loss contingencies, and income taxes. In addition, judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment testing. Actual results could differ significantly from these estimates.

Cash and Cash Equivalents
The Company invests excess cash in time deposits, certificates of deposit, money market funds, U.S. Treasury securities, agency securities, other government securities, corporate debt securities, and commercial paper. The Company considers highly liquid investments as cash equivalents including money market funds and investments with maturities of 90 days or less when purchased.

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

The carrying value of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities.

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

Valuation of Long-Lived Assets
Definite lived intangible assets are carried at cost less accumulated amortization. Amortization is calculated based on the pattern of benefit to be recognized from the underlying asset over its estimated useful life. Carrying values for long-lived assets and definite lived intangible assets are reviewed for possible impairment as circumstances warrant. Factors considered important that could result in an impairment review include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of use of assets or the Company’s business strategy, or significant negative industry or economic trends. In addition, impairment reviews are conducted at the judgment of management whenever asset values are deemed to be unrecoverable relative to future undiscounted cash flows expected to be generated by that particular asset group. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset group and its eventual disposition. Such estimates require management to exercise judgment and make assumptions regarding factors such as future revenue streams, operating expenditures, cost allocation and asset utilization levels, all of which collectively impact future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to its business model, or changes in its operating performance. If the sum of the undiscounted cash flows is less than the carrying value of an asset group, the Company would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset group.

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

Business Combinations
The Company uses the acquisition method of accounting for business combinations and recognizes assets acquired and liabilities assumed at their fair values on the date acquired. Goodwill represents the excess of the purchase price over the fair value of the acquired identifiable net assets. The fair values of the assets and liabilities acquired are determined based upon the Company’s valuation using a combination of market, income, or cost approaches. The valuation involves making significant estimates and assumptions, which are based on detailed financial models including the projection of future cash flows, the weighted average cost of capital, and any cost savings that are expected to be derived in the future from the viewpoint of a market participant.

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

Pricing adjustments and estimates of returns are treated as variable consideration for purposes of determining the transaction price. Sales returns are generally accepted at the Company’s discretion or from distributors with stock rotation rights. Stock rotation allows distributors limited levels of returns and is based on the distributor’s prior purchases. Price protection represents price discounts granted to certain distributors and is based on negotiations on sales to end customers. Variable consideration is estimated using the expected value method considering all reasonably available information, including the Company’s historical experience and its current expectations, and is reflected in the transaction price when sales are recorded. The Company records net revenue excluding taxes on its sales to trade customers.

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

Share-Based Compensation
The Company recognizes compensation expense for all share-based payment awards made to employees and directors including non-qualified employee stock options, share awards and units, employee stock purchase plan, and other special share-based awards based on estimated fair values.

The fair value of share-based payment awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The Company generally uses a straight-line attribution method for all grants that include only a service condition. Awards with both performance and service conditions are expensed over the service period for each separately vesting tranche.

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

Restructuring
A liability for post-employment benefits is recorded when payment is probable and the amount is reasonably estimable. Contract exit costs include contract termination fees and future contractual termination commitments for lease payments. A liability for contract exit costs is recognized in the period in which the Company terminates the contract or on the cease-use date for leased facilities.

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

Recently Issued Accounting Guidance

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation and modified the methodology for calculating income taxes in an interim period. The guidance also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for the Company beginning in the first quarter of fiscal 2022. The new standard is not expected to have a material effect on the Company’s consolidated financial statements.

3.    BUSINESS COMBINATIONS

On July 26, 2021, the Company acquired the Infrastructure and Automotive (“I&A”) business of Silicon Laboratories Inc. (the “Asset Purchase”). The Asset Purchase accelerated the Company’s expansion into high-growth segments, including electric and hybrid vehicles, industrial and motor control, power supply, 5G wireless infrastructure, optical data communication, data center, automotive, smart home, and several other applications.

The Company acquired the business for total cash consideration of $2.75 billion. Net revenue and net income from this acquisition have been included in the Consolidated Statements of Operations from the acquisition date through the end of the fiscal year on October 1, 2021, and the impact of the acquisition to the ongoing operations on the Company’s net revenue and net income was not material. The Company incurred $40.7 million in transaction-related costs during the fiscal year ended October 1, 2021, which were included within the selling, administrative, and general expense.

The allocation of the purchase price to the assets and liabilities recognized in the Company’s acquisition of the I&A business was considered final at the time of filing this Annual Report on Form 10-K. The allocation of the purchase price is based on the estimated fair values of the assets acquired and liabilities assumed by major class related to the Asset Purchase and are reflected, as of the acquisition date, in the accompanying financial statements as follows (in millions):

As of
Purchase Price	July 26, 2021
Cash consideration	$2,750.0
Fair value of partially vested equity awards	4.1
Total purchase consideration	$2,754.1

Allocation
Inventory, including step up	$56.3
Property, plant, and equipment	4.4
Other long-term assets	0.7
Intangible assets	1,708.3
Goodwill	986.2
Liabilities assumed	(1.8)
Estimated fair value of net assets acquired	$2,754.1

Goodwill is primarily attributable to the assembled workforce and planned growth in strategic markets. This goodwill is expected to be deductible for tax purposes.

As of
Intangible Assets	July 26, 2021
Developed technology	$960.1
Backlog	154.6
Customer relationships and tradename	2.5
Total identified finite-lived intangible assets	1,117.2
In-process research and development (“IPR&D”)	591.1
Total identified intangible assets	$1,708.3

Developed semiconductor technology relates to timing products including clocks and oscillators, power products including isolation and power-over-ethernet devices, and broadcast products including consumer and automotive radio devices.

Developed technology was valued using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The weighted-average amortization period of approximately four years was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.

Customer relationships and backlog represent the fair value of future projected revenue that will be derived from sales of products to existing customers of the I&A business. Backlog was valued using the multi-period excess earnings method under the income approach, and customer relationships were valued using the replacement cost method under the cost approach. The cost approach estimates the amount of money required to replace the investment or asset with another having equivalent utility. The weighted-average amortization period of the customer relationships was determined based on historical customer acquisition rates under a distributor model and was fully amortized as of October 1, 2021. The weighted-average amortization period of the backlog of approximately two years was determined based on the expected life of the backlog and the cash flows over the forecast period.

Tradename relates to the “Silicon Laboratories” trade name. The fair value was determined by applying the relief-from-royalty method under the income approach. This method is based on the application of a market royalty rate to forecasted revenue under the trade name. The weighted-average amortization period was determined based on the expected life of the trade name and was fully amortized as of October 1, 2021.

The fair value of IPR&D was determined using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected net cash flows that are expected to be generated by the IPR&D, less charges representing the contribution of other assets to those cash flows.

The unaudited pro forma financial results for the fiscal years ended October 1, 2021, and October 2, 2020, combine the historical results of Skyworks with the unaudited historical results of the I&A business for the fiscal years ended October 1, 2021, and October 2, 2020, respectively. The results include the effects of unaudited pro forma adjustments as if the I&A business was acquired at the beginning of the prior fiscal year. The unaudited pro forma results presented include amortization charges for acquired intangible assets, adjustments for increases in the fair value of acquired inventory, interest expense, other charges, and related tax effects. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These unaudited results are presented for informational purposes only and are not necessarily indicative of future operations (in millions,):

	Fiscal Years Ended
(unaudited)	October 1, 2021	October 2, 2020
Revenue	$5,440.0	$3,735.4
Net income	1,514.3	637.8

4.    MARKETABLE SECURITIES

The Company's portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
Available-for-sale:	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
U.S. Treasury and government	$7.6	$129.4	$6.0	$5.0
Corporate bonds and notes	117.0	276.8	—	—
Municipal bonds	12.6	1.9	1.1	0.2
Total	$137.2	$408.1	$7.1	$5.2

The contractual maturities of noncurrent available-for-sale marketable securities were due within two years or less. There were no gross unrealized gains or losses as of October 1, 2021. There were gross unrealized gains of $0.3 million on U.S. Treasury securities and $0.2 million on corporate bonds and notes as of October 2, 2020.

5.    FAIR VALUE

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2, or 3 assets or liabilities during the fiscal year ended October 1, 2021.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of October 1, 2021				As of October 2, 2020
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents*	$882.9	$882.9	$—	$—	$566.7	$561.2	$5.5	$—
U.S. Treasury and government securities	13.6	2.6	11.0	—	134.4	43.2	91.2	—
Corporate bonds and notes	117.0	—	117.0	—	276.8	—	276.8	—
Municipal bonds	13.7	—	13.7	—	2.1	—	2.1	—
Total	$1,027.2	$885.5	$141.7	$—	$980.0	$604.4	$375.6	$—
* Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, commercial paper, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. During fiscal 2021, there were no indicators of impairment identified.

6.     INVENTORY

Inventory consists of the following (in millions):

	As of
	October 1, 2021	October 2, 2020
Raw materials	$62.2	$37.8
Work-in-process	595.9	566.4
Finished goods	224.4	198.9
Finished goods held on consignment by customers	2.5	2.9
Total inventory	$885.0	$806.0

7.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	October 1, 2021	October 2, 2020
Land and improvements	$11.9	$11.8
Buildings and improvements	470.7	424.8
Furniture and fixtures	60.2	46.5
Machinery and equipment	2,990.2	2,556.1
Construction in progress	177.0	140.7
Total property, plant, and equipment, gross	3,710.0	3,179.9
Accumulated depreciation	(2,208.4)	(1,930.4)
Total property, plant, and equipment, net	$1,501.6	$1,249.5

8.     GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance was $2,176.7 million and $1,189.8 million as of October 1, 2021, and October 2, 2020, respectively. Goodwill increased by $986.9 million in fiscal 2021 due to acquisitions completed during the period. See Note 3 to Item 8 of this Annual Report on Form 10-K for a detailed discussion of goodwill acquired. The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of this test indicated that the Company’s goodwill was not impaired. There were no other indicators of impairment noted during the fiscal year ended October 1, 2021.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted average amortization period (years)	October 1, 2021			October 2, 2020
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships and backlog	2.5	$174.3	$(44.0)	$130.3	$18.2	$(15.8)	$2.4
Developed technology and other	4.2	1,036.9	(88.0)	948.9	101.0	(81.6)	19.4
Trademarks	3.0	1.0	(1.0)	—	1.6	(1.5)	0.1
Technology licenses	2.6	48.4	(23.9)	24.5	$26.3	(14.2)	12.1
IPR&D		594.9	—	594.9	$19.5	—	19.5
Total intangible assets		$1,855.5	$(156.9)	$1,698.6	$166.6	$(113.1)	$53.5

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	2022	2023	2024	2025	2026	Thereafter
Amortization expense, cost of goods sold	$156.1	$144.0	$129.5	$115.1	$100.8	$298.8
Amortization expense, operating expense	$110.3	$40.3	$5.4	$2.3	$1.1	$—
Total amortization expense	$266.4	$184.3	$134.9	$117.4	$101.9	$298.8

9.    INCOME TAXES

Income before income taxes consists of the following components (in millions):

	Fiscal Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
United States	$804.7	$435.9	$427.2
Foreign	794.0	455.8	533.8
Income before income taxes	$1,598.7	$891.7	$961.0

The provision for income taxes consists of the following components (in millions):

	Fiscal Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Current tax expense (benefit):
Federal	$87.5	$44.4	$85.3
State	—	—	(0.1)
Foreign	70.7	49.5	23.5
	158.2	93.9	108.7
Deferred tax expense (benefit):
Federal	(45.8)	(6.8)	(0.4)
State	(0.1)	—	—
Foreign	(11.9)	(10.2)	(0.9)
	(57.8)	(17.0)	(1.3)

Provision for income taxes	$100.4	$76.9	$107.4

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States federal statutory income tax rate to the provision for income tax expense is as follows (in millions):

	Fiscal Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Tax expense at United States statutory rate	$335.7	$187.3	$201.8
Foreign tax rate difference	(155.2)	(86.6)	(115.3)
Tax on deemed repatriation	—	0.2	8.1
Effect of stock compensation	(13.5)	(10.3)	(1.6)
Research and development credits	(27.0)	(23.0)	(25.7)
Change in tax reserve	(51.5)	9.6	18.4
Global Intangible Low-Taxed Income	69.0	35.9	54.3
Foreign Derived Intangible Income	(79.7)	(41.2)	(41.5)
Other, net	22.6	5.0	9.0
Provision for income taxes	$100.4	$76.9	$107.4

The Company operates in foreign jurisdictions with income tax rates lower than the United States tax rate of 21.0% for the fiscal years ended October 1, 2021, and October 2, 2020. The Company’s tax benefits related to foreign earnings taxed at a rate less than the United States federal rate were $155.2 million, $86.6 million, and $115.3 million for the fiscal years ended October 1, 2021, October 2, 2020, and September 27, 2019, respectively.

The Company’s federal income tax returns for fiscal 2018 and fiscal 2019 are currently under Internal Revenue Service (“IRS”) examination. During fiscal 2021, the Company concluded an IRS examination of its federal income tax returns for fiscal 2015 and 2016. With the conclusion of the audit, the Company decreased the reserve for uncertain tax positions, including accrued interest and penalties, which resulted in the recognition of an income tax benefit of $34.8 million.

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2030. The current tax holiday is conditioned upon the Company’s compliance with certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore’s taxes by $99.5 million, $63.1 million, and $32.8 million for the fiscal years ended October 1, 2021, October 2, 2020, and September 27, 2019, respectively, which resulted in tax benefits of $0.60, $0.37, and $0.19 of diluted earnings per share, respectively. These tax benefits were partially offset by an increase in tax expense on GILTI.

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in millions):

	Fiscal Years Ended
	October 1, 2021	October 2, 2020
Deferred tax assets:
Inventory	$15.8	$12.1
Accrued compensation and benefits	12.7	10.1
Product returns, allowances, and warranty	0.9	0.4
Share-based and other deferred compensation	31.8	25.9
Net operating loss carry forwards	7.1	7.4
Non-United States tax credits	17.0	16.5
State tax credits	126.9	115.5
Operating leases	45.4	43.4
Prepayments	42.1	—
Property, plant, and equipment	35.8	24.3
Other, net	15.0	5.9
Deferred tax assets	350.5	261.5
Less valuation allowance	(150.0)	(137.4)
Net deferred tax assets	200.5	124.1
Deferred tax liabilities:
Property, plant, and equipment	(38.6)	(26.4)
Intangible assets	(5.3)	(7.6)
Operating leases	(40.4)	(41.5)
Other, net	(15.6)	(7.5)
Net deferred tax liabilities	(99.9)	(83.0)
Total net deferred tax assets	$100.6	$41.1

The deferred tax assets and liabilities based on tax jurisdictions are presented on our Consolidated Balance Sheets as follows:

	As of
	October 1, 2021	October 2, 2020
Deferred tax assets	$119.5	$55.3
Deferred tax liabilities	(18.9)	(14.2)
Net deferred tax asset	$100.6	$41.1

In accordance with GAAP, management has determined that it is more likely than not that a portion of the Company's historic and current year income tax benefits will not be realized. As of October 1, 2021, the Company has a valuation allowance of $150.0 million. This valuation allowance is comprised of $126.9 million related to United States state tax credits, $3.3 million related to United States state net operating loss carry forwards, and $19.8 million related to foreign deferred tax assets. The state tax credits relate primarily to California research tax credits that can be carried forward indefinitely, for which the Company has provided a full valuation allowance. The Company does not anticipate sufficient taxable income or tax liability to utilize these state and foreign credits. If these benefits are recognized in a future period, the valuation allowance on deferred tax assets will be reversed and up to a $150.0 million income tax benefit may be recognized. The Company will need to generate $351.7 million of future United States federal taxable income to utilize its United States deferred tax assets, excluding state deferred tax assets with a full valuation allowance, as of October 1, 2021. The Company believes that future reversals of taxable temporary differences, and its forecast of continued earnings in its domestic and foreign jurisdictions, support its decision to not record a valuation allowance on other deferred tax assets. The Company will continue to assess its valuation allowance in future periods. The net valuation allowance increased by $12.6 million and $8.3 million in fiscal 2021 and fiscal 2020, respectively, primarily related to increases for foreign and state net operating loss and tax credit carryovers.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits
Balance at October 2, 2020	$117.6
Decreases based on positions related to prior years	(28.6)
Increases based on positions related to current year	5.4
Decreases relating to settlements with taxing authorities	(13.6)
Decreases relating to lapses of applicable statutes of limitations	(25.5)
Balance at October 1, 2021	$55.3

Of the total unrecognized tax benefits at October 1, 2021, $35.9 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions that were required to be capitalized.

The Company anticipates reversals within the next 12 months related to items such as the lapse of the statute of limitations, audit closures, and other items that occur in the normal course of business. Due to open examinations, an estimate of anticipated reversals within the next 12 months cannot be made. During fiscal 2021, the Company recognized an $11.6 million benefit for interest or penalties related to unrecognized tax benefits. During fiscal 2020 and 2019, the Company recognized $4.6 million and $6.0 million, respectively, of interest or penalties related to unrecognized tax benefits. Accrued interest and penalties of $4.5 million and $16.1 million related to uncertain tax positions have been included in long-term tax liabilities within the consolidated balance sheet as of October 1, 2021, and October 2, 2020, respectively.

The Company’s major tax jurisdictions as of October 1, 2021, are the United States, California, Canada, Mexico, Japan, and Singapore. For the United States, the Company has open tax years dating back to fiscal 2018. For California, the Company has open tax years dating back to fiscal 1999 due to the carry forward of tax attributes. For Canada, the Company has open tax years dating back to fiscal 2014. For Mexico, the Company has open tax years back to fiscal 2015. For Japan, the Company has open tax years back to fiscal 2014. For Singapore, the Company has open tax years dating back to fiscal 2015. The Company is subject to audit examinations by the respective taxing authorities on a periodic basis, of which the results could impact its financial position, results of operations, or cash flows.

10.     STOCKHOLDERS’ EQUITY

Common Stock
At October 1, 2021, the Company is authorized to issue 525.0 million shares of common stock, par value $0.25 per share, of which 165.3 million shares are issued and outstanding.

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

Preferred Stock
The Company’s Certificate of Incorporation has authorized and permits the Company to issue up to 25.0 million shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations, and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At October 1, 2021, the Company had no shares of preferred stock issued or outstanding.

Stock Repurchase
On January 26, 2021, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time prior to January 26, 2023, on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. This authorized stock repurchase program replaced in its entirety the January 30, 2019, stock repurchase program. The timing and amount of any shares of the Company’s common stock that are repurchased under the repurchase program are determined by the Company’s management based on its evaluation of market conditions and other factors.

During the fiscal year ended October 1, 2021, the Company paid approximately $195.6 million (including commissions) in connection with the repurchase of 1.4 million shares of its common stock (paying an average price of $138.85 per share) under the January 30, 2019, stock repurchase plan. As of October 1, 2021, $2.0 billion remained available under the January 26, 2021, stock repurchase plan.

During the fiscal year ended October 1, 2021, the Board of Directors approved the retirement of 68.5 million shares of treasury stock at an aggregated historical cost of $4,342.6 million.

During the fiscal year ended October 2, 2020, the Company paid approximately $647.5 million (including commissions) in connection with the repurchase of 6.3 million shares of its common stock (paying an average price of $102.74 per share). During the fiscal year ended September 27, 2019, the Company paid approximately $657.6 million (including commissions) in connection with the repurchase of 8.9 million shares of its common stock (paying an average price of $74.26 per share).

Dividends
On November 4, 2021, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.56 per share. This dividend is payable on December 14, 2021, to the Company’s stockholders of record as of the close of business on November 23, 2021. Future dividends are subject to declaration by the Board of Directors. The dividends charged to retained earnings in fiscal 2021 and 2020 were as follows (in millions except per share data):

	Fiscal Years Ended
	October 1, 2021		October 2, 2020
	Per Share	Total	Per Share	Total
First quarter	$0.50	$83.0	$0.44	$75.1
Second quarter	0.50	82.6	0.44	74.9
Third quarter	0.50	82.5	0.44	73.5
Fourth quarter	0.56	92.5	0.50	83.5
	$2.06	$340.6	$1.82	$307.0

Employee Stock Benefit Plans
As of October 1, 2021, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

◦the 2002 Employee Stock Purchase Plan
◦the Non-Qualified Employee Stock Purchase Plan
◦the 2005 Long-Term Incentive Plan
◦the 2008 Director Long-Term Incentive Plan
◦the 2015 Long-Term Incentive Plan

Except for the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by the Company’s stockholders.

As of October 1, 2021, a total of 81.8 million shares are authorized for grant under the Company’s share-based compensation plans, with 0.2 million options outstanding. The number of common shares reserved for future awards to employees and directors under these plans was 16.3 million at October 1, 2021. The Company currently grants new equity awards to employees under the 2015 Long-Term Incentive Plan and to non-employee directors under the 2008 Director Long-Term Incentive Plan.

2015 Long-Term Incentive Plan. Under this plan, officers, employees, and certain consultants may be granted stock options, restricted stock units, performance stock units, and other share-based awards. The plan has been approved by the stockholders. Under the plan, up to 24.5 million shares have been authorized for grant. A total of 14.0 million shares are available for new grants as of October 1, 2021. The maximum contractual term of options under the plan is seven years from the date of grant. Options granted under the plan at the determination of the compensation committee generally vest ratably over four years. Restricted stock units granted under the plan at the determination of the compensation committee generally vest over three or more years. No dividends or dividend equivalents are accumulated or paid with respect to restricted stock unit awards or other awards until the shares underlying such awards vest and are issued to the award holder. Performance stock units are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over one or more years.

2008 Director Long-Term Incentive Plan. Under this plan, non-employee directors may be granted stock options, restricted stock units, and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 1.5 million shares have been authorized for grant. A total of 0.6 million shares are available for new grants as of October 1, 2021. The maximum contractual term of options granted under the plan is ten years from the date of grant. Options granted under the plan are generally exercisable over four years. Restricted stock units granted under the plan generally vest over one or more years.

Employee Stock Purchase Plans. The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation. The price per share is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period (six months). The plans provide for purchases by employees of up to an aggregate of 11.6 million shares. Shares of common stock purchased under these plans in the fiscal years ended October 1, 2021, October 2, 2020, and September 27, 2019, were 0.2 million, 0.3 million, and 0.3 million, respectively. At October 1, 2021, there are 1.6 million shares available for purchase. The Company recognized compensation expense of $8.7 million, $6.6 million, and $5.8 million for the fiscal years ended October 1, 2021, October 2, 2020, and September 27, 2019, respectively, related to the employee stock purchase plan. The unrecognized compensation expense on the employee stock purchase plan at October 1, 2021, was $3.1 million. The weighted average period over which the cost is expected to be recognized is approximately four months.

Stock Options
The following table represents a summary of the Company’s stock options:

	Shares (in millions)	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Balance outstanding at October 2, 2020	0.4	$70.28
Granted	—	$143.87
Exercised	(0.2)	$66.35
Canceled/forfeited	—	$31.88
Balance outstanding at October 1, 2021	0.2	$74.68	1.8	$16.7

Exercisable at October 1, 2021	0.2	$74.12	1.7	$16.2

The weighted-average grant date fair value per share of employee stock options granted during the fiscal years ended October 1, 2021, October 2, 2020, and September 27, 2019, was $39.63, $24.49, and $21.74, respectively.

Restricted and Performance Awards and Units
The following table represents a summary of the Company’s restricted and performance awards and units:

	Shares (in millions)	Weighted average grant date fair value
Non-vested awards outstanding at October 2, 2020	2.9	$94.77
Granted (1)	1.5	$148.96
Vested	(1.1)	$102.94
Canceled/forfeited	(0.6)	$105.34
Non-vested awards outstanding at October 1, 2021	2.7	$118.90
(1) includes performance stock awards granted and earned assuming target performance under the underlying performance metrics

The weighted-average grant date fair value per share for awards granted during the fiscal years ended October 1, 2021, October 2, 2020, and September 27, 2019, was $148.96, $99.68, and $78.41, respectively.

The following table summarizes the total intrinsic value for stock options exercised and awards vested (in millions):

	Fiscal Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Awards	$167.4	$100.9	$67.7
Options	$18.6	$44.2	$26.4

Valuation and Expense Information
The following table summarizes pre-tax share-based compensation expense by financial statement line and related tax benefit (in millions):

	Fiscal Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Cost of goods sold	$28.9	$23.2	$13.0
Research and development	85.7	68.7	41.6
Selling, general and administrative	77.3	64.7	25.5
Total share-based compensation expense	$191.9	$156.6	$80.1

Share-based compensation tax benefit	$13.5	$10.3	$1.6
Capitalized share-based compensation expense at period end	$9.8	$10.6	$4.7

The following table summarizes total compensation costs related to unvested share-based awards not yet recognized and the weighted average period over which it is expected to be recognized at October 1, 2021:

	Unrecognized compensation cost for unvested awards (in millions)	Weighted average remaining recognition period (in years)
Awards	$202.0	2.9
Options	$0.1	1.3

The fair value of the restricted stock units is equal to the closing market price of the Company’s common stock on the date of grant.

The Company issued performance stock unit awards during fiscal 2021, fiscal 2020, and fiscal 2019 that contained market-based conditions. The fair value of these performance stock unit awards was estimated on the date of the grant using a Monte Carlo simulation with the following weighted average assumptions:

	Fiscal Year Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Volatility of common stock	43.20%	32.22%	32.65%
Average volatility of peer companies	45.96%	33.96%	37.07%
Average correlation coefficient of peer companies	0.65	0.61	0.47
Risk-free interest rate	0.25%	1.62%	2.98%
Dividend yield	1.39%	1.78%	1.84%

The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Expected volatility	39.65%	34.26%	34.47%
Risk-free interest rate	0.13%	1.65%	2.76%
Dividend yield	1.39%	1.78%	1.84%
Expected option life (in years)	4.0	4.0	4.0

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

11.     LEASES

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

During the fiscal years ended October 1, 2021, and October 2, 2020, the Company recorded $33.9 million and $28.1 million of operating lease expense and $3.2 million and $7.6 million of variable lease expense, respectively. During the fiscal year ended September 27, 2019, the Company recorded $18.7 million of rent expense. The Company’s finance leases and short-term leases are immaterial.

Supplemental cash information and non-cash activities related to operating leases are as follows (in millions):

	Fiscal Year Ended
	October 1, 2021	October 2, 2020
Operating cash outflows from operating leases	$32.5	25.4
Operating lease assets obtained in exchange for new lease liabilities	$24.8	31.0

Maturities of lease liabilities under operating leases by fiscal year are as follows (in millions):

As of
October 1, 2021
2022	31.9
2023	29.4
2024	24.4
2025	22.3
2026	21.7
Thereafter	69.1
Total lease payments	198.8
Less: imputed interest	(21.3)
Present value of lease liabilities	177.5
Less: current portion (included in other current liabilities)	(33.0)
Total	$144.5

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

	As of
	October 1, 2021	October 2, 2020
Weighted-average remaining lease term (years)	7.5	8.2
Weighted-average discount rate	3.1%	3.3%

12.     COMMITMENTS AND CONTINGENCIES

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

14.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Fiscal Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Net income	$1,498.3	$814.8	$853.6

Weighted average shares outstanding – basic	165.2	168.5	173.5
Dilutive effect of equity-based awards	1.8	1.4	1.0
Weighted average shares outstanding – diluted	167.0	169.9	174.5

Net income per share – basic	$9.07	$4.84	$4.92
Net income per share – diluted	$8.97	$4.80	$4.89

Anti-dilutive common stock equivalents	—	0.1	1.4

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the fiscal years ended October 1, 2021, October 2, 2020, and September 27, 2019, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

15.     SEGMENT INFORMATION AND CONCENTRATIONS

The Company has a single reportable operating segment which designs, develops, manufactures, and markets similar proprietary semiconductor products, including intellectual property. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, and how that information is used to make operating decisions, allocate resources, and assess performance. The Company’s CODM is the president and chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. The Company assesses its determination of operating segments at least annually.

Disaggregation of Revenue and Geographic Information
The Company presents net revenue by geographic area based upon the location of the OEMs’ headquarters and sales channel as it believes that doing so best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Individually insignificant OEMs are presented based on sales region. Net revenue by geographic area is as follows (in millions):

	Fiscal Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
United States	$3,228.1	$2,012.8	$1,860.4
China	994.2	700.7	718.7
Taiwan	404.2	240.4	271.1
South Korea	264.5	254.6	365.5
Europe, Middle East, and Africa	180.1	122.9	134.9
Other Asia-Pacific	38.0	24.3	26.2
Total	$5,109.1	$3,355.7	$3,376.8
Net revenue by sales channel is as follows (in millions):

	Fiscal Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Distributors	$4,539.7	$2,599.8	$2,330.9
Direct customers	569.4	755.9	1,045.9
Total	$5,109.1	$3,355.7	$3,376.8

The Company’s revenue from external customers is generated principally from the sale of semiconductor products. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

Net property, plant, and equipment balances, based on the physical locations within the indicated geographic areas are as follows (in millions):

	As of
	October 1, 2021	October 2, 2020
Japan	$598.9	$507.0
Mexico	362.9	364.9
Singapore	340.0	237.4
United States	183.5	124.8
Rest of world	16.3	15.4
	$1,501.6	$1,249.5

Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade accounts receivable are primarily derived from sales to manufacturers of communications and consumer products and electronic component distributors. The Company performs ongoing credit evaluations of customers.

In fiscal 2021, 2020, and 2019, Apple, through sales to multiple distributors, contract manufacturers, and direct sales for multiple applications including smartphones, tablets, desktop, and notebook computers, watches and other devices, in the aggregate accounted for 59%, 56%, and 51% of the Company’s net revenue, respectively.

At October 1, 2021, the Company’s three largest accounts receivable balances comprised 70% of aggregate gross accounts receivable. This concentration was 70% and 67% at October 2, 2020, and September 27, 2019, respectively.

16.    SUPPLEMENTAL FINANCIAL INFORMATION

Other current liabilities consist of the following (in millions):

	As of
	October 1, 2021	October 2, 2020
Accrued taxes	$88.6	$31.2
Operating lease liability	33.0	28.2
Accrued customer liabilities	119.7	20.3
Other	45.9	28.3
Total other current liabilities	$287.2	$108.0

Other income (expense), net consists of the following (in millions):

	Fiscal Years Ended
	October 1, 2021	October 2, 2020	September 27, 2019
Interest income	$1.2	$9.6	$18.8
Net gains (losses) on marketable securities	0.1	0.1	—
Other income	4.2	6.8	5.5
Other expense	(6.1)	(16.6)	(15.3)
Total other income (expense), net	$(0.6)	$(0.1)	$9.0

17.    DEBT

Long-term debt consists of the following (in millions, except percentages):

		As of
	Effective Interest Rate	October 1, 2021	October 2, 2020
0.90% Senior Notes due 2023	1.15%	$500.0	$—
1.80% Senior Notes due 2026	1.97%	500.0	—
3.00% Senior Notes due 2031	3.13%	500.0	—
1.38% Term Loans due 2024	1.50%	750.0	—
Unamortized debt discount and issuance costs		(14.4)	—
Total debt		$2,235.6	$—

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

The Company may redeem all or a portion of the 2023 Notes at any time after June 1, 2022, and all or a portion of the 2026 Notes and the 2031 Notes at any time and from time to time prior to maturity, in whole or in part, for cash at the applicable redemption prices set forth in the respective supplemental indenture. If the Company undergoes a change of control repurchase event, as defined in the indenture governing the Notes (as supplemented, the “Indenture”), holders may require the Company to repurchase the Notes in whole or in part for cash at a price equal to 101% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest. As of October 1, 2021, the Company considered the likelihood of acceleration and recorded the Notes as long-term debt, net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.

The Indenture contains customary events of default, including failure to make required payments of principal and interest, certain events of bankruptcy and insolvency, and default in the performance or breach of any covenant or warranty contained in the Indenture or the Notes.

Term Credit Agreement
On May 21, 2021, the Company entered into a term credit agreement (the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). On July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price for the Asset Purchase and to pay fees and expenses incurred in connection therewith. During fiscal 2021, the Company repaid $250.0 million of outstanding borrowings under the Term Loans. As of October 1, 2021, there were $750.0 million of borrowings outstanding under the Term Loan Facility.

Borrowings under the Term Loan Facility are not currently guaranteed by any of the Company’s subsidiaries. Interest on the Term Loans is payable monthly and is based on the applicable floating interest rate, plus an applicable margin based on the Company’s public debt credit ratings. The Term Loans mature on July 26, 2024, and all amounts then-outstanding under the Term Loans, together with accrued and unpaid interest thereon, are repayable at maturity. There is no premium or penalty for prepayment.

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

Revolving Credit Agreement
On May 21, 2021, the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) providing for a $750.0 million revolving credit facility (the “Revolver”). The proceeds of the Revolver will be used for general corporate purposes and working capital needs of the Company and its subsidiaries.

The Revolver provides for revolving credit borrowings and letters of credit, with sublimits for letters of credit. The Revolver may be increased in specified circumstances by up to $250.0 million at the discretion of the lenders. The Revolver matures on July 26, 2026, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable at maturity.

The Revolving Credit Agreement contains customary representations and warranties and covenants, including restrictions on the incurrence of indebtedness by non-guarantor subsidiaries and the creation of liens, and a financial covenant consisting of a limitation on leverage, defined as consolidated total indebtedness divided by consolidated earnings before interest, taxes, depreciation, and amortization for the period of four consecutive quarters not to exceed a ratio of 3.0 to 1.0. As of October 1, 2021, there were no borrowings outstanding under the Revolver.

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The carrying value of the Term Loan approximates its fair value as the Term Loan is carried at a market observable interest rate that resets periodically.

The estimated fair value of debt consists of the following (in millions):

	As of
	October 1, 2021	October 2, 2020
0.90% Senior Notes due 2023	$501.0	$—
1.80% Senior Notes due 2026	507.5	—
3.00% Senior Notes due 2031	514.6	—
Total debt under Senior Notes	$1,523.1	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of October 1, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 1, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework.

Based on their assessment, management concluded that, as of October 1, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as stated within their report which appears herein.

Changes in Internal Control Over Financial Reporting.
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Due to the ongoing COVID-19 pandemic, a significant number of our employees perform all or a portion of their work from home. The design of our processes, systems, and controls allows for remote execution with accessibility to secure data.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers,” “Corporate Governance─Committees of the Board of Directors,” and “Other Matters—Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance─Director Independence” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm—Audit Fees” in our definitive proxy statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm		Page 37
Consolidated Statements of Operations for the three years ended October 1, 2021		Page 39
Consolidated Statements of Comprehensive Income for the three years ended October 1, 2021		Page 40
Consolidated Balance Sheets at October 1, 2021, and October 2, 2020		Page 41
Consolidated Statements of Cash Flows for the three years ended October 1, 2021		Page 42
Consolidated Statements of Stockholders’ Equity for the three years ended October 1, 2021		Page 43
Notes to Consolidated Financial Statements		Pages 44 through 63

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:
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

ITEM 16. FORM 10-K SUMMARY.

None

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1^	Asset Purchase Agreement, dated as of April 22, 2021, by and between Skyworks Solutions Inc., and Silicon Laboratories Inc.	8-K	001-05560	2.1	4/22/2021
3.1	Restated Certificate of Incorporation, as Amended	10-Q	001-05560	3.1	8/3/2016
3.2	Third Amended and Restated By-laws, as Amended	10-Q	001-05560	3.1	4/30/2021
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
4.2	Description of Capital Stock	10-K	001-05560	4.2	11/14/2019
4.3	Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.1	5/26/2021
4.4	First Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.2	5/26/2021
4.5	Second Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.3	5/26/2021
4.6	Third Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.4	5/26/2021
10.1*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.1	7/24/2020
10.2*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.2	7/24/2020
10.3*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.4*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.5*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/4/2018
10.6*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.7*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.8*	Skyworks Solutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	7/30/2021
10.9*	Form of Nonstatutory Stock Option Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.10*	Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.3	8/5/2015
10.11*	Form of Restricted Stock Unit Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.4	8/5/2015
10.12*^	Fiscal Year 2021 Executive Incentive Plan	10-Q	001-05560	10.1	1/29/2021
10.13*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	5/5/2020

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.14*	Amended and Restated Change in Control / Severance Agreement, dated May 11, 2016, between the Company and Liam Griffin	10-Q	001-05560	10.2	8/3/2016
10.15*	Change in Control / Severance Agreement, dated August 29, 2016, between the Company and Kris Sennesael	10-K	001-05560	10.32	11/22/2016
10.16*	Change in Control / Severance Agreement, dated November 10, 2016, between the Company and Robert J. Terry	10-Q	001-05560	10.2	2/7/2017
10.17*	Change in Control / Severance Agreement, dated November 9, 2016, between the Company and Carlos S. Bori	10-K	001-05560	10.27	11/13/2017
10.18*	Change in Control / Severance Agreement, dated April 13, 2018, between the Company and Kari A. Durham	10-Q	001-05560	10.2	1/24/2020
10.19	Debt Commitment Letter, dated as of April 22, 2021, by and between Skyworks Solutions, Inc., and JPMorgan Chase Bank, N.A	8-K	001-05560	10.1	4/22/2021
10.20^	Term Credit Agreement, dated as of May 21, 2021, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-05560	10.1	5/26/2021
10.21^	Revolving Credit Agreement, dated as of May 21, 2021, among the Company, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-05560	10.2	5/26/2021
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Indicates a management contract or compensatory plan or arrangement.
^ Portions of this exhibit have been omitted because such information is not material and is the type of information that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 24, 2021	SKYWORKS SOLUTIONS, INC.
Registrant

	By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 24, 2021.

Signature and Title	Signature and Title

/s/ Liam K. Griffin	/s/ Alan S. Batey
Liam K. Griffin	Alan S. Batey
Chairman, Chief Executive Officer and President	Director
(Principal Executive Officer)
/s/ Kevin L. Beebe
Kevin L. Beebe
/s/ Kris Sennesael	Director
Kris Sennesael
Senior Vice President and Chief Financial Officer	/s/ Timothy R. Furey
(Principal Accounting and Financial Officer)	Timothy R. Furey
Director

/s/ Christine King
Christine King
Director

/s/ David P. McGlade
David P. McGlade
Director

/s/ Robert A. Schriesheim
Robert A. Schriesheim
Director

/s/ Kimberly S. Stevenson
Kimberly S. Stevenson
Director