Form 10-K/A
period 2021-10-01
SKYWORKS SOLUTIONS, INC.
filed 2022-01-28
CIK 4127

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter April 2, 2021) was approximately $30.9 billion. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of January 21, 2022, was 166,691,622.

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K of Skyworks Solutions, Inc. (“Skyworks” or the “Company”), for the year ended October 1, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on November 24, 2021 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2022 Annual Meeting of Stockholders is scheduled for May 11, 2022, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth for each director and executive officer of the Company his or her position with the Company as of January 21, 2022:

Name	Title
Liam K. Griffin	Chairman of the Board, Chief Executive Officer and President
Christine King	Lead Independent Director
Alan S. Batey	Director
Kevin L. Beebe	Director
Timothy R. Furey	Director
David P. McGlade	Director
Robert A. Schriesheim	Director
Kimberly S. Stevenson	Director
Carlos S. Bori	Senior Vice President, Sales and Marketing
Karilee A. Durham	Senior Vice President, Human Resources
Reza Kasnavi	Senior Vice President, Technology and Manufacturing
Kris Sennesael	Senior Vice President and Chief Financial Officer
Robert J. Terry	Senior Vice President, General Counsel and Secretary
Directors

Liam K. Griffin, age 55, is Chairman, Chief Executive Officer and President of the Company. Prior to his appointment as Chairman of the Board in May 2021, Mr. Griffin had served as Chief Executive Officer and a director since May 2016 and as President since May 2014. He served as Executive Vice President and Corporate General Manager from November 2012 to May 2014, Executive Vice President and General Manager, High Performance Analog from May 2011 to November 2012, and Senior Vice President, Sales and Marketing from August 2001 to May 2011. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001 and as Vice President of North American Sales from 1995 to 1997.
Other Public Company Boards Current •National Instruments Corporation Past 5 Years •Vicor Corporation (until 2019)

Qualifications: We believe that Mr. Griffin’s qualifications to serve as a director include his strong relationships with Skyworks’ key customers, investors, employees, and other stakeholders, as well as his deep understanding of the semiconductor industry and its competitive landscape gained through serving in several different executive positions at Skyworks over the past two decades.

Christine King, age 72, has been a director since 2014 and Lead Independent Director since 2019. Ms. King served as Executive Chairman of QLogic Corporation (a publicly traded developer of high performance server and storage networking connectivity products) from August 2015 until August 2016, when it was acquired by Cavium, Inc. Previously, she served as Chief Executive Officer of Standard Microsystems Corporation (a publicly traded developer of silicon-based integrated circuits utilizing analog and mixed-signal technologies) from 2008 until the company’s acquisition in 2012 by Microchip Technology, Inc. Prior to Standard Microsystems, Ms. King was Chief Executive Officer of AMI Semiconductor, Inc., a publicly traded company, from 2001 until it was acquired by ON Semiconductor Corp. in 2008.
Other Public Company Boards Current •None Past 5 Years •Allegro MicroSystems, Inc. (until 2021) •IDACORP, Inc. (until 2021) •Cirrus Logic, Inc. (until 2018)

Qualifications: We believe that Ms. King’s qualifications to serve as a director include her extensive management and operational experience in the high-tech and semiconductor industries as well as her significant strategic and financial expertise.

Alan S. Batey, age 58, has been a director since 2019. Mr. Batey served as Executive Vice President and President of North America for General Motors Company (a publicly traded automotive manufacturer), as well as the Global Brand Chief for Chevrolet, a division of General Motors Company, from 2014 until 2019. His career spans more than 39 years with General Motors where he held various senior management positions in operations, marketing, and sales around the world.
Other Public Company Boards Current •None Past 5 Years •None

Qualifications: We believe that Mr. Batey’s qualifications to serve as a director include his extensive senior management experience at General Motors, where he developed expertise on a broad set of complex strategic, operational, and technological matters involving the automotive industry, an industry that is expected to be a growth market for the Company.

Kevin L. Beebe, age 62, has been a director since 2004. He has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial, and operational advice to private equity investors and management) since 2007. In 2014, Mr. Beebe became a founding partner of Astra Capital Management (a private equity firm based in Washington, D.C.). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation (a telecommunications services company).

Other Public Company Boards
Current
•SBA Communications Corporation
•Frontier Communications Parent, Inc. (formerly Frontier Communications Corporation)
Past 5 Years
•Altimar Acquisition Corporation
(until 2021)
•Altimar Acquisition Corp. II (until 2021)
•NII Holdings, Inc. (until 2019)

Qualifications: We believe that Mr. Beebe’s qualifications to serve as a director include his two decades of experience as an operating executive in the wireless telecommunications industry as well as his experience and relationships gained from advising leading private equity firms that are transacting business in the global capital markets.

Timothy R. Furey, age 63, has been a director since 1998. He has been Chief Executive Officer of Integrated Smart Solutions (a provider of cloud-based IoT data analytics and energy management services for global commercial real estate investors and property management firms) since 2020. He also serves as Chairman of the Board of MarketBridge (a provider of digital marketing and predictive analytics solutions for enterprise technology, financial services, and consumer media companies). Mr. Furey founded MarketBridge and served as its Chief Executive Officer from 2000 to 2020. He is also Managing Partner of Decision Technology Group (an advisor of and investor in data-driven technology startups).
Other Public Company Boards Current •None Past 5 Years •None

Qualifications: We believe that Mr. Furey’s qualifications to serve as a director include his experience as Chief Executive Officer of MarketBridge, as well as his engagements with MarketBridge’s clients (many of which are Fortune 1000 companies), which provide him with a broad range of knowledge regarding business operations and growth strategies.

David P. McGlade, age 61, has been a director since 2005. He serves as Chairman of the Board of Intelsat S.A. (a publicly traded worldwide provider of satellite communication services), a position he has held since April 2013. Mr. McGlade served as Executive Chairman of Intelsat from April 2015 to March 2018, prior to which he served as Chairman and Chief Executive Officer. Mr. McGlade joined Intelsat in April 2005 and was the Deputy Chairman of Intelsat from August 2008 until April 2013. Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005.
Other Public Company Boards Current •Intelsat S.A. Past 5 Years •None

Qualifications: We believe that Mr. McGlade’s qualifications to serve as a director include his significant operational, strategic, and financial acumen, as well as his knowledge about global capital markets, developed over more than three decades of experience in the telecommunications business.

Robert A. Schriesheim, age 61, has been a director since 2006. He currently serves as chairman of Truax Partners LLC (a consulting firm). He served as Executive Vice President and Chief Financial Officer of Sears Holdings Corporation (a publicly traded nationwide retailer) from August 2011 to October 2016. From January 2010 to October 2010, Mr. Schriesheim was Chief Financial Officer of Hewitt Associates, Inc. (a global human resources consulting and outsourcing company that was acquired by Aon Corporation). From October 2006 until December 2009, he was the Executive Vice President and Chief Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider).
Other Public Company Boards Current •Houlihan Lokey, Inc. Past 5 Years •Frontier Communications Corporation (until 2021) •NII Holdings, Inc. (until 2019) •Forest City Realty Trust (until 2018)

Qualifications: We believe that Mr. Schriesheim’s qualifications to serve as a director include his extensive knowledge of the capital markets and corporate financial capital structures, his expertise evaluating and structuring merger and acquisition transactions within the technology sector, and his experience gained through leading companies through major strategic and financial corporate transformations.

Kimberly S. Stevenson, age 59, has been a director since 2018. From January 2020 to August 2021, Ms. Stevenson served as Senior Vice President and General Manager, Foundational Data Services Business Unit, at NetApp, Inc. (a publicly traded provider of cloud data services). From February 2019 to January 2020, she was a venture partner at RIDGE-LANE Limited Partners (a strategic advisory and venture development firm). Previously, Ms. Stevenson served as Senior Vice President and General Manager, Data Center Products and Solutions, at Lenovo Group Ltd. (a publicly traded manufacturer of personal computers, data center equipment, smartphones, and tablets) from May 2017 to October 2018. From September 2009 to February 2017, she served as a Corporate Vice President at Intel Corporation (a publicly traded semiconductor designer and manufacturer), holding various positions including Chief Operating Officer for the Client and Internet of Things Businesses and Systems Architecture Group from September 2016 to February 2017, Chief Information Officer from February 2012 to August 2016, and General Manager, IT Operations and Services, from September 2009 to January 2012.
Other Public Company Boards Current •Mitek Systems, Inc. Past 5 Years •Boston Private Financial Holdings (until 2021)

Qualifications: We believe that Ms. Stevenson’s qualifications to serve as a director include her extensive senior management experience in the semiconductor and technology industries and her expertise on best practices within information systems and operational risk management.

In addition to the information presented above regarding each director’s specific experience, qualifications, attributes, and skills that led our Board of Directors to conclude that he or she should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty, and adherence to high ethical standards. They have each demonstrated business acumen, an ability to exercise sound judgment, and a commitment of service to Skyworks. Each of our directors will serve until the 2022 Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal.

Executive Officers (other than the Chief Executive Officer)

Carlos S. Bori, age 51, joined the Company in July 2013 and has served as Senior Vice President, Sales and Marketing, since November 2017. He served as Vice President, Sales and Marketing, from May 2016 to November 2017 and as Vice President, Marketing, from July 2013 to May 2016. Previously, he spent more than 18 years with Beacon Electronic Associates (a North American independent representative of semiconductor manufacturers), serving as its President from 2004 to 2013.

Karilee A. Durham, age 53, joined the Company in April 2018 and is Senior Vice President, Human Resources. Previously, Ms. Durham served as Senior Vice President, Human Resources and General Affairs for Goodman Global Group, Inc. (an HVAC manufacturing and distribution company) from September 2010 to April 2018. Earlier, she held multiple senior human resources positions with Dell Inc. (a computer retailer) from October 2007 to September 2010, prior to which she held human resources positions at Flextronics International Ltd., Solectron Corporation, and UT-Battelle LLC.

Reza Kasnavi, age 48, joined the Company in 2010 and has served as Senior Vice President, Technology and Manufacturing, since November 2019. He previously served as Vice President and General Manager, Open Market Platforms, from November 2012 to September 2018 and as the Vice President, Central Engineering and Quality, from September 2018 to November 2019. Prior to joining Skyworks, Dr. Kasnavi spent 10 years as an investor and executive with Tallwood Venture Capital (an investment firm focused on semiconductor-related technologies and markets), holding various leadership positions at several Tallwood portfolio companies including Sequoia Communications.

Kris Sennesael, age 53, joined the Company in August 2016 and is Senior Vice President and Chief Financial Officer. Previously, Mr. Sennesael served as Chief Financial Officer for Enphase Energy, Inc. (a semiconductor-based renewable energy solutions provider), from September 2012 to August 2016. Earlier, he served as Chief Financial Officer for Standard Microsystems Corporation (a global fabless semiconductor company) from January 2009 to August 2012, prior to which he held financial positions at ON Semiconductor Corp., AMI Semiconductor, Inc., and Alcatel Microelectronics.

Robert J. Terry, age 55, joined the Company in 2003 and has served as Senior Vice President, General Counsel and Secretary since November 2017. He previously served as Vice President, General Counsel and Secretary from November 2016 to November 2017 and as Vice President, Associate General Counsel and Assistant Secretary from June 2011 to November 2016. Before joining Skyworks, he served as General Counsel and Secretary for Day Software, Inc. (an enterprise content management software company), from July 2001 to February 2003. Prior to joining Day Software, Mr. Terry was in private practice, focusing on corporate and securities matters, mergers and acquisitions, and general business litigation.
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

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Named Executive Officers
This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer, and our three next most highly paid executive officers during our fiscal year ended October 1, 2021 (“fiscal year 2021”), as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.” For fiscal year 2021, our Named Executive Officers were:
• Liam K. Griffin, Chairman, Chief Executive Officer and President;
• Kris Sennesael, Senior Vice President and Chief Financial Officer;
• Carlos S. Bori, Senior Vice President, Sales and Marketing;
• Robert J. Terry, Senior Vice President, General Counsel and Secretary; and
• Karilee A. Durham, Senior Vice President, Human Resources.

Engagement with Stockholders Regarding Executive Compensation

In evaluating and establishing our executive compensation policies and programs, our Compensation Committee values and actively considers the opinions expressed by our stockholders through the “say-on-pay” advisory vote at each annual stockholder meeting, as well as through our ongoing stockholder engagement efforts. In order to better understand the lack of broad stockholder support for the “say-on-pay” proposal at our 2021 Annual Meeting of Stockholders, the chairman of our Compensation Committee, Ms. King, took a leading role in our formal post-meeting stockholder outreach, in which we solicited feedback on our fiscal year 2020 compensation program from more than thirty of our largest institutional stockholders representing approximately 51% of the Company’s shares outstanding. Our Company management held subsequent engagement meetings with stockholders representing approximately 39% of the Company’s shares outstanding, including eight of our ten largest stockholders, with Ms. King joining more than a dozen meetings with stockholders representing approximately 34% of the Company’s shares outstanding.

During these conversations, our institutional stockholders generally expressed support for the Company’s strategy, performance, and management, with most stockholders who had voted against the “say-on-pay” proposal noting that such opposition had been primarily in response to the one-time stock-based compensation awards made to the Named Executive Officers in November 2019 to address significant retention concerns. Many stockholders, while supporting the majority of the Company’s compensation policies, nonetheless suggested modifications to specific plan designs, including to the metrics and performance periods under the Company’s long-term stock-based compensation program. After considering this input from our stockholders, as well as evaluating practices related to executive compensation by public companies generally, and our peer group specifically, our Compensation Committee committed to several key responsive changes to the Company’s compensation program. The following changes were adopted after the conclusion of the Company’s fiscal year 2021, which is described in this “Compensation Discussion and Analysis” section, and therefore generally apply beginning with the Company’s fiscal year 2022 compensation program:

November 2019 One-Time Awards	No one-time awards granted to Named Executive Officers in 2020 or 2021 and no future one-time grants anticipated
Long-Term Equity: FY 2022 Performance Share Award Design	Transitioned from design win metric (non-disclosable) to relative EBITDA margin metric (disclosable)
Extended performance period to two years for relative EBITDA margin metric
Extended vesting period to two years for one-year emerging revenue growth metric
Set target performance at 55th percentile of peer group for both relative EBITDA margin and total stockholder return (“TSR”) metrics
Compensation Peer Group	Adjusted peer group to remove certain large comparator companies and improve comparability
Clawback Policy	Committed to adopting comprehensive clawback policy to align with forthcoming SEC rulemaking

Approach for Determining Form and Amounts of Compensation
The Compensation Committee, which is composed solely of independent directors within the meaning of applicable Nasdaq Rules and non-employee directors within the meaning of Rule 16b-3 under the Exchange Act, is responsible for determining all components and amounts of compensation to be paid to our Named Executive Officers, as well as any other executive officers or employees who report directly to the Chief Executive Officer. The Compensation Committee sets compensation for the Named Executive Officers, including base salary, short-term incentives, and long-term stock-based incentives, at levels generally intended to be competitive with the compensation of comparable executives in semiconductor companies with which we compete for executive talent and to link the compensation of our Named Executive Officers to improvements in the Company’s financial performance and increases in stockholder value.

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

Retention of Compensation Consultant

The Compensation Committee has engaged Aon/Radford Consulting (“Aon/Radford”) to assist in determining the components and amount of executive compensation. Aon/Radford reports directly to the Compensation Committee, through its chairman, and the Compensation Committee retains the right to terminate or replace the consultant at any time. The Compensation Committee has considered the relationships that Aon/Radford has with the Company, the members of the Compensation Committee and our executive officers, as well as the policies that Aon/Radford has in place to maintain its independence and objectivity, and has determined that Aon/Radford’s work for the Compensation Committee has not raised any conflicts of interest. Company management also purchases published compensation and benefits surveys from Aon/Radford, and on occasion engages certain affiliates of Aon/

Radford in various jurisdictions for services unrelated to executive compensation and benefits, engagements for which the Company’s management has not sought the Compensation Committee’s approval. The fees paid to Aon/Radford and its affiliates in fiscal year 2021 for these surveys and additional services did not exceed $120,000.

Use of Comparator Group Data
The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and each of the other Named Executive Officers with “Comparator Group” data for each position and uses this comparison data to help inform its review and determination of base salaries, short-term incentives, and long-term stock-based compensation awards, as discussed in further detail below under “Components of Compensation.” For fiscal year 2021, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon/Radford survey data of semiconductor companies (where sufficient data was not available in the Aon/Radford semiconductor survey data for a given executive position, the Comparator Group data also included survey data regarding high-technology companies), and (ii) data from the group of 16 publicly traded semiconductor companies listed below. Our selected peer group for fiscal year 2021 remained unchanged from that used by the Compensation Committee for the prior fiscal year. The peer group includes many business competitors, as well as certain larger semiconductor companies with which we compete for executive talent.

Peer Group for Fiscal Year 2021 Compensation (1)
Advanced Micro Devices	KLA Corporation	Microchip Technology	Qorvo
Analog Devices	Lam Research	Micron Technology	QUALCOMM
Applied Materials	Marvell Technology	NVIDIA	Texas Instruments
Broadcom	Maxim Integrated Products	ON Semiconductor	Xilinx
________________________
(1) For the Company’s fiscal year 2022 compensation program, we made adjustments to our peer group to improve comparability. Specifically, we removed Applied Materials, Broadcom, and NVIDIA, all of which are significantly larger than the Company, as measured by multiple factors including market capitalization and annual revenue, and added Western Digital and NXP Semiconductors, both of which are more comparable in size to the Company.

The Compensation Committee generally seeks to make decisions regarding each Named Executive Officer’s compensation that are competitive within the Comparator Group, with consideration given to the executive’s role, responsibility, performance, and length of service. After reviewing the Comparator Group data and considering the input of Aon/Radford, the Compensation Committee established (and the full Board of Directors was advised of) the base salary, short-term incentive target, and stock-based compensation for each Named Executive Officer for fiscal year 2021. Aon/Radford advised the Compensation Committee that such components of executive compensation for fiscal year 2021 were competitive for chief executive officers and other executive officers at companies of similar size and complexity in the semiconductor industry.

In determining the compensation of our Chief Executive Officer for fiscal year 2021, the Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining and incentivizing a chief executive officer with the strategic, financial, and leadership skills necessary to ensure our continued growth and success, (iii) our Chief Executive Officer’s role relative to the other Named Executive Officers, (iv) input from the full Board of Directors on our Chief Executive Officer’s performance, and (v) the length of our Chief Executive Officer’s service to the Company. Our Chief Executive Officer was not present during the voting or deliberations of the Compensation Committee concerning his compensation.

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

Components of Compensation
The key elements of compensation for our Named Executive Officers are base salary, short-term incentives, long-term stock-based incentives, and health and welfare benefits. For fiscal year 2021, the Compensation Committee sought to make decisions that would result in each Named Executive Officer’s target total direct compensation being competitive within the Comparator Group, with consideration given to the executive’s role, responsibility, performance, and length of service.

Base Salary
The Compensation Committee determines a competitive base salary for each executive officer using the Comparator Group data and input provided by Aon/Radford. In order to provide flexibility in consideration of differences in individual executives’ scope of responsibilities, length of service, and performance, the Compensation Committee did not target a specific percentile of the Comparator Group for executive officer salaries; however, the salaries of the executive officers were generally near the median of the Comparator Group. The base salary for fiscal year 2021 for each Named Executive Officer, as reflected in the table below, increased on average 4.5% from the Named Executive Officer’s base salary in fiscal year 2020, with increases ranging from 3.9% to 5.7%. Salary increases were based on the market-based salary adjustments recommended by Aon/Radford as well as recommendations by the Chief Executive Officer (for Named Executive Officers other than himself).

	FY2021 Base Salary ($)	FY2020 Base Salary ($)
Liam K. Griffin	1,075,000	1,029,000
Kris Sennesael	560,000	530,000
Carlos S. Bori	475,000	457,000
Robert J. Terry	492,000	473,000
Karilee A. Durham	450,000	432,000

Short-Term Incentives
Overview
Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee and is intended to motivate and reward executives by tying a significant portion of their total cash compensation to the Company’s achievement of pre-established performance goals that are generally one year or less in duration. The Fiscal Year 2021 Executive Incentive Plan (the “Incentive Plan”) adopted by the Compensation Committee on December 14, 2020, was based on the Company’s achievement of corporate performance goals established on a semi-annual basis during fiscal year 2021.
Consistent with the plan structure from the prior fiscal year, the Incentive Plan was established with two six-month performance periods. The Compensation Committee determined that semi-annual performance periods remained appropriate for fiscal year 2021 in light of continued uncertainties related to the COVID-19 pandemic. As with the prior year, this approach proved to be appropriate for fiscal year 2021, as the performance goals set by the Compensation Committee for the second performance period, as discussed below, reflected a significantly improved business outlook that resulted from greater-than-expected increases in overall demand for our wireless connectivity products.
Incentive Opportunities
For each executive officer, short-term incentive compensation at the “target” level is designed to be near the median short-term incentive compensation of the Comparator Group. After reviewing Comparator Group data, the

Compensation Committee determined that the target incentive under the Incentive Plan, as a percentage of base salary, for each of the Named Executive Officers should not be changed, as compared to the target incentives under the prior year’s short-term incentive plan.
The following table shows the range of short-term incentive compensation that each Named Executive Officer could earn in fiscal year 2021 as a percentage of such executive officer’s annual base salary.

	Threshold	Target	Maximum
Chief Executive Officer	80%	160%	320%
Chief Financial Officer	50%	100%	200%
Other Executive Officers	40%	80%	160%

Performance Goals
In December 2020 and May 2021, the Compensation Committee established performance goals for the applicable semi-annual performance period, with each executive eligible to earn up to half of his or her annual short-term incentive compensation with respect to each six-month period. Under the Incentive Plan, any unearned amounts with respect to the first performance period were to be forfeited and could not be earned later based on performance during the second performance period or full-year performance. Payments under the Incentive Plan were based on achieving revenue and non-GAAP EBITDA performance goals, each of which was weighted at 50% for each respective performance period. EBITDA, for purposes of the non-GAAP EBITDA performance goal, was calculated by adding depreciation and amortization to the Company’s non-GAAP operating income, as publicly reported in the Company’s earnings release for the applicable period.
The target level performance goals were established by the Compensation Committee under the Incentive Plan after reviewing the Company’s historical operating results and growth rates as well as the Company’s expected future results relative to peers and were designed to require significant effort and operational success on the part of our executives and the Company. The threshold level performance goals established by the Compensation Committee under the Incentive Plan in each case exceeded the Company’s actual performance during the corresponding performance period during the prior fiscal year. The maximum level performance goals established by the Compensation Committee have historically been difficult to achieve and are designed to represent outstanding performance that the Compensation Committee believes should be rewarded. The performance goals established for the second half of fiscal year 2021 were based on the Company’s outlook in May 2021 for the remainder of the fiscal year, which included expectations for revenue and non-GAAP EBITDA that were significantly higher than the Company’s original operating plan, resulting in an upward adjustment to the metrics from the preliminary metrics discussed in December 2020.
The performance goals established under the Incentive Plan for fiscal year 2021 were as follows:

	Revenue		Non-GAAP EBITDA
(in millions)	1st Half	2nd Half	1st Half	2nd Half
Threshold	$1,700	$2,018	$730	$855
Target	$1,835	$2,168	$795	$940
Maximum	$1,900	$2,318	$825	$1,025
The Incentive Plan stipulated that payouts to executives following the end of the fiscal year, under either of the performance metrics, were conditioned upon the Company achieving full-year non-GAAP operating income of $650 million, which is increased from the $500 million threshold that applied for the prior fiscal year. Non-GAAP operating income, for purposes of the Incentive Plan, is based on the Company’s publicly disclosed non-GAAP operating income—which is calculated by excluding from GAAP operating income share-based compensation expense; acquisition-related expenses; amortization of acquisition-related intangibles; settlements, gains, losses, and impairments; restructuring-related charges; and certain deferred executive compensation—after accounting for any incentive award payments, including those to be made under the Incentive Plan.

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
Each executive’s payment under the Incentive Plan is calculated by evaluating achievement of each performance goal individually, determining the portion of the total eligible incentive payment earned with respect to each such performance goal, and totaling the resulting amounts. The Compensation Committee retained the discretion to make payments, upon consideration of recommendations by the Chief Executive Officer, even if the threshold performance metrics were not met or if the nominal level of non-GAAP operating income was not met, or to make payments in excess of the maximum level if the Company’s performance exceeded the maximum metrics. While the Compensation Committee believed it was appropriate to retain this discretion in order to make short-term incentive compensation awards in appropriate extraordinary circumstances, no such adjustments were actually made.

Fiscal Year Results
For the first half of fiscal year 2021, the Company’s revenue and non-GAAP EBITDA achieved were $2,682 million and $1,226 million, respectively, resulting in a short-term compensation award for each Named Executive Officer with respect to such performance period equal to his or her maximum payment level, or 200% of the target payment level. A payment of the target amount was made to each Named Executive Officer in May 2021, with the remainder held back for potential payment following the completion of the fiscal year. For the second half of fiscal year 2021, the Company’s revenue and non-GAAP EBITDA achieved were $2,367 million and $1,050 million, respectively, resulting in a short-term compensation award for each Named Executive Officer with respect to such performance period equal to his or her maximum payment level, or 200% of the target payment level. In determining the Company’s performance for the second half of fiscal year 2021, the Company excluded all impacts to revenue and non-GAAP EBITDA resulting from the acquisition in July 2021 of Silicon Labs’ Infrastructure and Automotive business. In November 2021, upon certifying that the nominal level of non-GAAP operating income had been achieved for the fiscal year, the Compensation Committee approved payment of the short-term incentive achieved with respect to the second performance period as well as payment of the remaining portion of the short-term incentive achieved with respect to the first performance period, which had been held back. The Compensation Committee did not exercise discretion, either upward or downward, to executives’ payments under the Incentive Plan.

The following table shows the Company’s achievement under the Incentive Plan:

	Revenue		Non-GAAP EBITDA
(in millions)	1st Half	2nd Half	1st Half	2nd Half
Threshold	$1,700	$2,018	$730	$855
Target	$1,835	$2,168	$795	$940
Maximum	$1,900	$2,318	$825	$1,025
Achieved	$2,682	$2,367	$1,226	$1,050

Long-Term Stock-Based Compensation
Overview
The Compensation Committee generally makes long-term stock-based compensation awards to executive officers on an annual basis. Long-term stock-based compensation awards are intended to align the interests of our executive officers with those of our stockholders and to reward our executive officers for increases in stockholder value over periods of time greater than one year. It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a prescheduled Compensation Committee meeting. For fiscal year 2021, the Compensation Committee made an annual stock-based compensation award to each of the Named Executive Officers on November 11, 2020, at a regularly scheduled Compensation Committee meeting.

Fiscal Year 2021 Stock-Based Compensation Awards
In making annual stock-based compensation awards to executive officers for fiscal year 2021, the Compensation Committee first reviewed the Comparator Group grant data by executive position. The Compensation Committee used that data to inform its determination of a target dollar value for the long-term stock-based award for each executive officer, as set forth in the table below, targeting awards for fiscal year 2021 that were competitive within the Comparator Group. Each executive officer was granted a performance share award (“PSA”) and a restricted stock unit (“RSU”) award equivalent to sixty percent (60%) and forty percent (40%), respectively, of the dollar value of the executive’s fiscal year 2021 stock-based award, calculating the number of shares subject to each award using the fair market value of the Company’s common stock on the date of such award and an assumption that the Company would achieve the “target” level of performance required to earn the PSA. The Compensation Committee’s rationale for awarding PSAs is to further align the executive’s interest with those of our stockholders by using equity awards that will vest only if the Company achieves pre-established performance metrics, and we believe the Compensation Committee’s decision to award a portion of the PSAs subject to performance metrics measured over a multi-year performance period more closely aligns the executive’s interests with those of our stockholders.

Name	Value of FY21 Stock-Based Award (1)	Number of Shares Subject to PSAs, at Target (2)	Number of Shares Subject to RSUs (2)
Liam K. Griffin	$11,000,000	45,874	30,583
Kris Sennesael	$3,400,000	14,179	9,452
Carlos S. Bori	$2,900,000	12,094	8,062
Robert J. Terry	$2,700,000	11,260	7,506
Karilee A. Durham	$1,900,000	7,923	5,282
________________________
(1)The grant date fair values of these stock-based awards as disclosed further below in the “Summary Compensation Table” and the “Grants of Plan-Based Awards Table” differ from the values stated above due to the grant date fair value of the PSAs being computed using a Monte Carlo simulation to value the portion of the award related to TSR percentile ranking, in accordance with the provisions of ASC 718.

(2)Reflects the dollar value of the award, divided by $143.87 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 11, 2020.

After setting award levels by position and evaluating our business needs for the attraction and retention of executives and employees as well as internal and external circumstances impacting the Company and its employees, the Compensation Committee also reviewed the Comparator Group data to set the aggregate number of shares of the Company’s common stock that would be made available for annual equity awards to eligible non-executive employees of the Company, as a percentage of the total number of the outstanding shares of the Company’s common stock.

FY21 PSAs
The PSAs granted on November 11, 2020 (the “FY21 PSAs”), have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award.

The “performance” condition of the FY21 PSAs compares the Company’s performance under three distinct performance metrics during the applicable performance period against a range of pre-established targets, as follows:

	Percentage of Aggregate Target Level Shares	Performance Period
Target Level Shares with Respect to Emerging Revenue Growth Metric (1)	25%	Fiscal Year 2021
Target Level Shares with Respect to Design Win Metric (2)	25%	Fiscal Year 2021
Target Level Shares with Respect to TSR Percentile Ranking Metric (3)	50%	Fiscal Years 2021–2023
________________________
(1) The emerging revenue growth metric measures the Company’s year-over-year revenue growth in certain key product categories, each of which represents an identified longer-term growth market for the Company.
(2) The design win metric measures the success of the Company in achieving specific product design wins with a key customer.
(3) The TSR percentile ranking metric measures the Company’s percentile ranking achieved with respect to its peer group. The peer group for purposes of the TSR percentile ranking metric includes each of the companies in the Philadelphia Semiconductor Index as of November 11, 2020, but excludes any such company that during the three-year performance period is acquired by or merged with (or enters into an agreement to be acquired by or merged with) another entity.

The semiconductor industry generally and, in particular, many of the markets into which the Company sells its connectivity products, are characterized by constant and rapid technological change, continuous product evolution, and short product life cycles, including annual product refreshes in some cases. Recognizing that strong long-term financial performance depends largely on the Company’s ability to identify, and respond to, rapid market changes by introducing new and enhanced products and technologies on a timely basis, the Compensation Committee determined that half of the target value under the FY21 PSAs should be measured based on one-year performance periods, consistent with the PSA design from the prior year.

More specifically, the Compensation Committee retained emerging revenue growth and key customer design wins as one-year metrics appropriate for focusing our management team on long-term value creation, given that revenue growth over the next several years is highly dependent on executing in certain higher-growth product categories, as well as on continued success with a key customer that typically leads the market in the adoption of new technologies and maintains an annual sales cycle. As in prior years, the remaining half of the target value under the FY21 PSAs was based on three-year TSR percentile ranking, which the Compensation Committee believed provides an appropriate balance to the one-year measurement periods.

The specific pre-established targets under the emerging revenue growth and TSR percentile ranking metrics are as follows:

Company Metric (1)	Threshold	Target	Maximum
1-year Emerging Revenue Growth (%)	0.0%	15.0%	30.0%
3-year TSR Percentile Ranking	25th	55th	90th
________________________
(1)    Given both the Company’s contractual confidentiality obligations and the proprietary nature of the specific goals, the Company cannot publicly disclose the specific threshold, target, and maximum levels of performance established with respect to the design win metric.

As with the Incentive Plan, the pre-established targets under the FY21 PSAs were established by the Compensation Committee after reviewing the Company’s historical operating results and growth rates as well as the Company’s expected future results relative to peers and were designed to require significant effort and operational success on the part of our executives and the Company:
•Emerging Revenue Growth Metric: The target level was set at 15%, representing above-market annual growth, the maximum level was set at 30%, which the Compensation Committee believed represented outstanding performance that would be difficult to achieve, and the threshold level was set at 0% as a result of continued market uncertainties related to the COVID-19 pandemic.
•Design Win Metric: The Compensation Committee increased the threshold, target, and maximum levels of performance by 32%, 15%, and 11%, respectively, from the corresponding levels set for the prior year, in order to incentivize a significant increase over the prior year’s performance.
•TSR Percentile Ranking Metric: The Compensation Committee increased the target percentile to the 55th percentile of the peer group in order to further incentivize above-median performance and in response to stockholder feedback received in 2020.
The number of shares issuable under the FY21 PSAs corresponds to the level of achievement of the performance goals, as follows (subject to linear interpolation for amounts between “threshold” and “target” or “target” and “maximum”):

	Performance Achieved
	Threshold	Target	Maximum
% of Target Level Shares Earned with Respect to Emerging Revenue Growth Metric	50%	100%	200%
% of Target Level Shares Earned with Respect to Design Win Metric	50%	100%	200%
% of Target Level Shares Earned with Respect to TSR Percentile Ranking Metric	50%	100%	300%

The “continued employment” condition of the FY21 PSAs provides that, to the extent that the performance metrics are met, the shares earned under such metrics would vest as follows (provided, in each case, that the executive remains employed by the Company through each such vesting date):

	Anniversary of Grant Date (1)
	One Year	Two Year	Three Year
% of Shares Earned with Respect to Emerging Revenue Growth Metric	50%	50%
% of Shares Earned with Respect to Design Win Metric	50%	50%
% of Shares Earned with Respect to TSR Percentile Ranking Metric			100%
________________________
(1)    In the event of termination by reason of death or permanent disability, the holder of an FY21 PSA (or the holder’s estate) would receive any earned but unissued shares that would have been issuable thereunder during the remaining term of the award.
During fiscal year 2020, the base period against which fiscal year 2021 emerging revenue performance was measured, the Company achieved revenue in the specified key product categories of $442 million. During fiscal year 2021, the Company achieved revenue in the specified key product categories of $996 million, representing emerging revenue growth of 125%, exceeding the “maximum” level of performance and resulting in achievement with respect to such metric of 200% of the target level of shares. In calculating emerging revenue for fiscal year 2021, the Company excluded all revenue resulting from the acquisition in July 2021 of Silicon Labs’ Infrastructure and Automotive business, consistent with the terms of the FY21 PSA, which required exclusion of the impacts on this metric of any acquisition made by the Company during the performance period. Performance under this metric significantly exceeded the Company’s annual operating plan, primarily as a result of stronger-than-expected demand for the applicable products.
Also during fiscal year 2021, the Company achieved design wins with the specified customer at a level exceeding the “maximum” level of performance, resulting in achievement with respect to such metric of 200% of the target level of shares. The level of actual achievement under this metric represented a significant increase from the prior year’s performance. Accordingly, upon the Compensation Committee’s certification of the performance results in November 2021, the Company issued 50% of the shares earned by each Named Executive Officer under the FY21 PSAs with respect to the emerging revenue growth and design win performance metrics. The remaining shares earned under such metrics will be issued in November 2022, provided that the Named Executive Officer meets the continued employment condition.
Outstanding PSAs at the End of Fiscal Year 2021
As summarized in the table below of the annual PSA grants made to Named Executive Officers since fiscal year 2018 (the first year in which the Compensation Committee awarded PSAs subject to a performance metric measured over a three-year performance period), achievement of the TSR percentile ranking performance metric under the FY21 PSAs, which is subject to a three-year performance period, will be determined following the conclusion of the Company’s fiscal year 2023. During the three-year performance period under the fiscal year 2019 PSAs comprising the Company’s fiscal years 2019, 2020, and 2021, the Company achieved a TSR of 105% resulting in its ranking in the 44.8th percentile against the applicable peer group. Accordingly, the Company issued 74.1% of the “target” level of shares, as earned by each Named Executive Officer under the fiscal year 2019 PSAs with respect to the TSR percentile ranking metric.

PSA Fiscal Year	Grant Date	Performance Metric	Performance Period	Achieved (% of Target)
FY18	11/7/2017	Non-GAAP EBITDA Growth	FY18	99.8%
		3-year TSR Percentile Ranking	FY18–FY20	0%
FY19	11/6/2018	Non-GAAP EBITDA Growth	FY19	0%
		3-year TSR Percentile Ranking	FY19–FY21	74.1%
FY20	11/5/2019	Emerging Revenue Growth	FY20	200%
		Design Wins	FY20	200%
		3-year TSR Percentile Ranking	FY20–FY22	Performance Period in Progress (1)
FY21	11/11/2020	Emerging Revenue Growth	FY21	200%
		Design Wins	FY21	200%
		3-year TSR Percentile Ranking	FY21–FY23	Performance Period in Progress (2)
________________________
(1) As of January 21, 2022, performance under this metric during the applicable performance period is between the “threshold” and “target” levels of performance.
(2) As of January 21, 2022, performance under this metric during the applicable performance period is below the “threshold” level of performance.

Other Compensation and Benefits

We provide other benefits to our executive officers that are intended to be part of a competitive overall compensation program and are not tied to any company performance criteria. Consistent with our objective of having compensation programs that are considered fair to our employees, executive officers are eligible to participate in the Company’s medical, dental, vision, life, and disability insurance plans, as well as the Company’s 401(k) Savings and Investment Plan and Employee Stock Purchase Plan, under the same terms as such benefits are offered to other benefits-eligible employees. We do not provide executive officers with any enhanced retirement benefits (i.e., executive officers are subject to the same limits on contributions as other employees, as we do not offer any supplemental executive retirement plan or other similar non-qualified deferred compensation plan), and they are eligible for 401(k) company-match contributions under the same terms as other employees.

We offered executives the opportunity to participate in a reimbursement program for fiscal year 2021 providing up to an aggregate of $20,000 to each executive for the purchase of financial planning services, estate planning services, personal tax planning and preparation services, and/or an executive physical. No tax gross-up was provided for such reimbursements. In fiscal year 2021, each of the Named Executive Officers, with the exception of Ms. Durham, received reimbursement in connection with such services.

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

	Multiple of Annual Base Salary (1)	Shares
Chief Executive Officer	6	107,500
Chief Financial Officer	2.5	23,300
Senior Vice President, Sales and Marketing	2.5	19,800
Senior Vice President and General Counsel	2.5	20,500
Senior Vice President, Human Resources	2.5	18,800
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

Prohibition on Hedging and Certain Other Transactions

We prohibit our directors, officers, and employees (or any of their designees) from directly or indirectly engaging in the following transactions with respect to securities of the Company:
•selling short, including short sales “against the box”;
•buying or selling put or call options; or
•purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of securities of the Company, whether through the use of traded securities, privately negotiated derivative securities, or synthetic financial instruments.
In addition, we prohibit our directors, officers, and employees from purchasing Company securities on margin, borrowing against Company securities held in a margin account, or pledging Company securities as collateral for a loan.
Compliance with Internal Revenue Code Section 162(m)

For fiscal year 2021, the Company will be unable to deduct compensation in excess of $1 million paid to certain executive officers, as specified under Section 162(m) of the Internal Revenue Code (“IRC”). The Compensation Committee uses its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in the best interests of the Company and its stockholders.

Compensation Tables for Named Executive Officers
Summary Compensation Table
The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2021, our fiscal year ended October 2, 2020 (“fiscal year 2020”), and our fiscal year ended September 27, 2019 (“fiscal year 2019”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Liam K. Griffin	2021	1,070,223	11,612,745	3,440,000	27,453	16,150,421
Chairman, Chief Executive Officer	2020	1,043,888	17,430,589	3,292,800	33,162	21,800,439
and President	2019	972,000	11,658,937	1,011,257	18,399	13,660,593
Kris Sennesael	2021	556,885	3,589,223	1,120,000	15,203	5,281,311
Senior Vice President and	2020	537,192	5,677,593	1,060,000	18,591	7,293,376
Chief Financial Officer	2019	496,000	3,264,443	322,467	15,352	4,098,262
Carlos S. Bori	2021	473,131	3,061,420	760,000	17,154	4,311,705
Senior Vice President,	2020	463,189	4,856,262	731,200	15,444	6,066,095
Sales and Marketing	2019	428,200	3,147,860	222,373	12,561	3,810,994
Robert J. Terry	2021	490,027	2,850,298	787,200	16,045	4,143,570
Senior Vice President,	2020	479,396	4,431,833	756,800	15,994	5,684,023
General Counsel and Secretary	2019	442,700	1,981,920	230,112	15,287	2,670,019
Karilee A. Durham(4)	2021	448,131	2,005,655	720,000	13,830	3,187,616
Senior Vice President,	2020	437,908	3,037,435	691,200	16,531	4,183,074
Human Resources
________________________
(1) The amounts in the Stock Awards column represent the grant date fair values, computed in accordance with the provisions of FASB ASC Topic 718—Compensation—Stock Compensation (“ASC 718”), of PSAs and RSUs granted during the applicable fiscal year, without regard to estimated forfeiture rates. For fiscal years 2019, 2020, and 2021, assuming the highest level of performance achievement with respect to the PSAs, the grant date fair values of the Stock Awards would be as follows: Mr. Griffin (FY 2019: $14,658,935; FY 2020: $25,430,512; FY 2021: $14,912,691), Mr. Sennesael (FY 2019: $4,104,438; FY 2020: $6,637,546; FY 2021: $4,609,190), Mr. Bori (FY 2019: $3,957,856; FY 2020: $5,666,259; FY 2021: $3,931,401), Mr. Terry (FY 2019: $2,491,891; FY 2020: $5,211,819; FY 2021: $3,660,286), and Ms. Durham (FY 2020: $3,577,434; FY 2021: $2,575,596). For a description of the assumptions used in calculating the fair value of equity awards in fiscal year 2021 under ASC 718, see Note 10 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 24, 2021.
(2) Reflects amounts paid to the Named Executive Officers pursuant to the executive incentive plan adopted by the Compensation Committee for each year indicated.
(3) “All Other Compensation” includes the Company’s contributions to the executive’s 401(k) Plan account, the cost of group term life insurance premiums, and financial planning benefits. For fiscal year 2021, it specifically includes $11,600 in Company contributions to each Named Executive Officer’s 401(k) Plan account, as well as $11,500 in financial planning benefits for Mr. Griffin.
(4) Ms. Durham was not a Named Executive Officer prior to fiscal year 2020.

Grants of Plan-Based Awards Table
The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2021, including incentive awards payable under our Fiscal Year 2021 Executive Incentive Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Stock Or	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)(3)	Option Awards ($)
Liam K. Griffin		860,000	1,720,000	3,440,000
	11/11/2020				22,937	45,874	114,685		7,212,769(4)
	11/11/2020							30,583	4,399,976(5)
Kris Sennesael		280,000	560,000	1,120,000
	11/11/2020				7,089	14,179	35,447		2,229,364(4)
	11/11/2020							9,452	1,359,859(5)
Carlos S. Bori		190,000	380,000	760,000
	11/11/2020				6,047	12,094	30,235		1,901,540(4)
	11/11/2020							8,062	1,159,880(5)
Robert J. Terry		196,800	393,600	787,200
	11/11/2020				5,630	11,260	28,150		1,770,410(4)
	11/11/2020							7,506	1,079,888(5)
Karilee A. Durham		180,000	360,000	720,000
	11/11/2020				3,961	7,923	19,807		1,245,733(4)
	11/11/2020							5,282	759,921(5)
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
(2) The amounts shown represent shares potentially issuable pursuant to the FY21 PSAs granted on November 11, 2021, under the Company’s 2015 Long-Term Incentive Plan, as described above under “Components of Compensation—Long-Term Stock-Based Compensation.”
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
(4) Reflects the grant date fair value of the FY21 PSAs, computed in accordance with the provisions of ASC 718, using (a) a Monte Carlo simulation (which weights the probability of multiple potential outcomes) to value the portion of the award related to TSR percentile ranking, and (b) a price of $143.87 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on November 11, 2020, to value the portion of the award related to emerging revenue growth and design wins, assuming performance at the “target” level. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2021 under ASC 718, see Note 10 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 24, 2021.
(5) Reflects the grant date fair value of the RSUs granted on November 11, 2020, computed in accordance with the provisions of ASC 718 using a price of $143.87 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 11, 2020.

Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of fiscal year 2021.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that Have Not Vested ($)(1)
Liam K. Griffin	13,211(2)	—	77.66	11/9/2023	26,914(2)	4,411,743	91,164(10)	14,943,603
					30,388(3)	4,981,201	11,468(11)	1,879,835
					94,965(4)	15,566,663
					45,874(5)	7,519,666
					6,193(6)	1,015,157
					24,200(7)	3,966,864
					30,388(8)	4,981,201
					30,583(9)	5,013,165
Kris Sennesael	40,000	—	75.22	8/29/2023	7,535(2)	1,235,137	29,172(10)	4,781,874
	12,770	—	77.66	11/9/2023	9,724(3)	1,593,958	3,544(11)	580,932
					14,180(4)	2,324,386
					2,158(6)	353,739
					6,776(7)	1,110,722
					9,723(8)	1,593,794
					8,610(12)	1,411,351
					9,452(9)	1,549,372
Carlos S. Bori					7,266(2)	1,191,043	24,615(10)	4,034,891
					8,204(3)	1,344,800	3,023(11)	495,530
					12,094(4)	1,982,448
					2,158(6)	353,739
					6,534(7)	1,071,053
					8,205(8)	1,344,964
					7,597(12)	1,245,300
					8,062(9)	1,321,523
Robert J. Terry	502	—	75.91	11/10/2023	4,575(2)	749,934	23,703(10)	3,885,396
					7,900(3)	1,294,968	2,815(11)	461,435
					11,260(4)	1,845,739
					1,349(6)	221,128
					4,114(7)	674,367

	7,900(8)	1,294,968
	6,077(12)	996,142
	7,506(9)	1,230,384
Karilee A. Durham	2,960(2)	485,203	16,410(10)	2,689,927
	5,468(3)	896,315	1,980(11)	324,562
	7,924(4)	1,298,902
	4,426(13)	725,510
	2,662(7)	436,355
	5,469(8)	896,478
	4,051(12)	664,040
	5,282(9)	865,825
________________________
(1) Reflects a price of $163.92 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on October 1, 2021.
(2) Represents shares issuable under the fiscal year 2019 PSAs (“FY19 PSAs”) with respect to the TSR percentile ranking performance metric. The shares earned under this portion of the FY19 PSAs, which was subject to a three-year performance period, were issued on November 6, 2021.
(3) Represents shares issuable under the fiscal year 2020 PSAs (the “FY20 PSAs”) with respect to two performance metrics measured over a one-year performance period consisting of the Company’s fiscal year 2020. Fifty percent (50%) of the shares earned under the FY20 PSAs with respect to such metrics were issued on November 5, 2020, and the remaining fifty percent (50%) of the shares earned with respect to such metrics were issued on November 5, 2021.
(4) Represents shares issuable under the one-time, non-recurring stock-based award granted to Mr. Griffin on November 5, 2019 (as described above under “Components of Compensation—Long-Term Stock-Based Compensation”), with respect to a non-GAAP EBITDA margin metric measured over the Company’s fiscal year 2020 and fiscal year 2021. During fiscal year 2020, the Company achieved a non-GAAP EBITDA margin of 43%, which put the Company in the 87.5th percentile of the peer group, resulting in achievement with respect to such metric of 200% of the target level of shares with respect to fiscal year 2020. During fiscal year 2021, the Company achieved a non-GAAP EBITDA margin of 45%, which put the Company in the 68.75th percentile of the peer group, resulting in achievement with respect to such metric of 175% of the target level of shares with respect to fiscal year 2021. The shares earned under this award were issued on November 5, 2021.
(5) Represents shares issuable under the FY21 PSAs (awarded on November 11, 2020, as described above under “Components of Compensation—Long-Term Stock-Based Compensation”) with respect to two performance metrics measured over a one-year performance period consisting of the Company’s fiscal year 2021, assuming achievement at the “maximum” level of performance. Fifty percent (50%) of the shares earned under the FY21 PSAs with respect to such metrics were issued on November 11, 2021, and the remaining fifty percent (50%) of the shares earned with respect to such metrics will be issued on November 11, 2022, provided that the executive meets the continued employment condition.
(6) Represents shares issuable under an RSU award granted on November 7, 2017, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vested at a rate of twenty-five percent (25%) per year on each anniversary of the grant date until they became fully vested on November 7, 2021.
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
(9) Represents shares issuable under an RSU award granted on November 11, 2020, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through November 11, 2024.

(10) Represents shares issuable under the FY20 PSAs with respect to the TSR percentile ranking performance metric, assuming achievement at the “maximum” level of performance. This portion of the FY21 PSAs, which is subject to a three-year performance period, will be issued on November 5, 2022, to the extent earned and provided that the executive meets the continued employment condition.
(11) Represents shares issuable under the FY21 PSAs (awarded on November 11, 2020, as described above under “Components of Compensation—Long-Term Stock-Based Compensation”) with respect to the TSR percentile ranking performance metric, assuming achievement at the “threshold” level of performance. This portion of the FY21 PSAs, which is subject to a three-year performance period, will be issued on November 11, 2023, to the extent earned and provided that the executive meets the continued employment condition.
(12) Represents shares issuable under an RSU award granted on November 5, 2019, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vested at a rate of fifty percent (50%) per year on each anniversary of the grant date until they became fully vested on November 5, 2021.
(13) Represents shares issuable under an RSU award granted on April 9, 2018, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of twenty-five percent (25%) per year on each anniversary of the grant date through April 9, 2022.

Option Exercises and Stock Vested Table
The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Liam K. Griffin	—	—	62,677	9,271,879
Kris Sennesael	—	—	28,055	4,161,448
Carlos S. Bori	15,938	1,700,702	24,864	3,686,040
Robert J. Terry	1,750	128,203	20,678	3,064,656
Karilee A. Durham	—	—	17,105	2,722,837
________________________
(1) The value realized on exercise is based on the amount by which the market price of a share of the Company’s common stock at the time of exercise exceeded the applicable exercise price per share of the exercised option.
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

The following table summarizes the payments and benefits that would be made to the Named Executive Officers as of October 1, 2021, in the following circumstances as of such date:

•termination without cause outside of a change in control;
•termination without cause or for good reason in connection with a change in control; and
•in the event of a termination of employment because of death or disability.
The accelerated equity values in the table reflect a price of $163.92 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on October 1, 2021. The table does not reflect any equity awards made after October 1, 2021.

Name	Benefit	Termination w/o Cause Outside Change in Control ($)(1)	Termination w/o Cause or for Good Reason, After Change in Control ($)	Death/ Disability ($)
Liam K. Griffin(2)	Salary and Short-Term Incentive	5,875,814(3)	7,344,767 (4)	—
	Accelerated RSUs	14,976,387	14,976,387	14,976,387
	Accelerated PSAs (5)	44,142,836	44,142,836	44,142,836
	Medical	27,458	32,950	—
	TOTAL	65,022,495	66,496,940	59,119,223
Kris Sennesael(2)	Salary and Short-Term Incentive	560,000(6)	1,715,904(7)	—
	Accelerated RSUs	—	6,018,978	6,018,978
	Accelerated PSAs (5)	—	8,783,161	8,783,161
	Medical	24,426	36,639	—
	TOTAL	584,426	16,554,682	14,802,139
Carlos S. Bori(2)	Salary and Short-Term Incentive	475,000(6)	1,315,121(7)	—
	Accelerated RSUs	—	5,336,580	5,336,580
	Accelerated PSAs (5)	—	7,643,590	7,643,590
	Medical	24,426	36,639	—
	TOTAL	499,426	14,331,930	12,980,170
Robert J. Terry(2)	Salary and Short-Term Incentive	492,000(6)	1,360,413(7)	—
	Accelerated RSUs	—	4,416,988	4,416,988
	Accelerated PSAs (5)	—	6,729,900	6,729,900
	Medical	24,426	36,639	—
	TOTAL	516,426	12,543,940	11,146,888
Karilee A. Durham(2)	Salary and Short-Term Incentive	450,000(6)	1,264,453(7)	—
	Accelerated RSUs	—	3,588,209	3,588,209
	Accelerated PSAs (5)	—	4,644,673	4,644,673
	Medical	24,426	36,639	—
	TOTAL	474,426	9,533,974	8,232,882
________________________
(1) For Mr. Griffin, includes amounts payable pursuant to a termination for good reason outside of a change in control.
(2) Excludes the value of accrued vacation/paid time off required by law to be paid upon termination.
(3) Represents an amount equal to two (2) times the sum of (A) Mr. Griffin’s annual base salary as of October 1, 2021, and (B) an Incentive Plan payment, which is equal to the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2018, 2019, and 2020, since such average is greater than the “target” short-term cash incentive award for fiscal year 2021.
(4) Represents an amount equal to two and one-half (2½) times the sum of (A) Mr. Griffin’s annual base salary as of October 1, 2021, and (B) an Incentive Plan payment, which is equal to the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2018, 2019, and 2020, since such average is greater than the “target” short-term cash incentive award for fiscal year 2021.
(5) Represents the value of PSAs that were unvested and outstanding as of October 1, 2021, in accordance with Item 402(j) of Regulation S-K, using the following assumptions: (a) achievement at the “target” level of performance for the FY19 PSAs (3-year TSR percentile ranking metric) scheduled to vest on November 6, 2021, based on the

Company’s actual TSR relative to peers for fiscal years 2019–2021 falling below the “target” level of performance; (b) achievement at 200% of the “target” level of performance for the FY20 PSAs (emerging revenue growth and design wins metrics) scheduled to vest on November 6, 2021, based on the Company’s actual achievement at the “maximum” level of performance with respect to both performance metrics measured over a one-year performance period consisting of the Company’s fiscal year 2020; (c) achievement at 127.78% of the “target” level of performance for the FY20 PSAs (3-year TSR percentile ranking metric) scheduled to vest on November 5, 2022, based on the Company’s TSR relative to peers for fiscal years 2020 and 2021; (d) achievement at 200% of the “target” level of performance for the FY21 PSAs (emerging revenue growth and design wins metrics) scheduled to vest on November 11, 2021, and November 11, 2022, based on the Company’s actual achievement at the “maximum” level of performance with respect to both performance metrics measured over a one-year performance period consisting of the Company’s fiscal year 2021; (e) achievement at the “target” level of performance for the FY21 PSAs (3-year TSR percentile ranking metric) scheduled to vest on November 11, 2023, based on the Company’s TSR relative to peers for fiscal year 2021 falling below the “target” level of performance; and (f) achievement at 187.5% of the “target” level of performance for the one-time, non-recurring stock-based award granted to Mr. Griffin scheduled to vest on November 5, 2021, based on the Company’s actual achievement at the “maximum” level of performance with respect to fiscal year 2020 and at 175% of the “target” level of performance with respect to fiscal year 2021.
(6) Represents an amount equal to the Named Executive Officer’s annual base salary as of October 1, 2021.
(7) Represents an amount equal to one and one-half (1½) times the sum of (A) the Named Executive Officer’s annual base salary as of October 1, 2021, and (B) an Incentive Plan payment, which is equal to the three (3) year average of the actual incentive payments made to the Named Executive Officer for fiscal years 2018, 2019, and 2020, since such average is greater than the Named Executive Officer’s “target” short-term cash incentive award for fiscal year 2021.

CEO Pay Ratio
Following is an estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees. For fiscal year 2021:
•The annual total compensation of our Chief Executive Officer was $16,150,421.
•The annual total compensation of our median compensated employee was $17,409.
•Based on the foregoing, we estimate that our Chief Executive Officer’s total annual compensation was approximately 928 times that of our median employee.
To determine the median of the annual total compensation of our employees, we applied the following methodology and material assumptions:
•We did not use the de minimis exception to exclude any non-U.S. employees. We have a globally diverse workforce with total headcount of approximately 11,000 as of October 1, 2021, of which approximately 77% are located outside the United States, primarily in locations employing large direct labor forces such as Mexico and Singapore where wages are significantly lower than in the United States. As permitted under SEC rules, we excluded from our headcount approximately 340 employees who became employees of the Company during fiscal year 2021 due to our acquisition of Silicon Labs’ Infrastructure and Automotive business. The median employee within our employee population was identified, consistent with prior years, as of the last day of our fiscal year, or October 1, 2021, and is a full-time employee in our Mexicali, Mexico facility.
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

•Using this consistently applied compensation measure, we identified an employee at the median and calculated such employee’s total compensation for fiscal year 2021 in accordance with Item 402(c)(2)(x) of Regulation S-K.
•We did not use any cost-of-living adjustments in identifying the median employee.
•The annual total compensation of our Chief Executive Officer is the amount reported in the “Total” column of our Summary Compensation Table for fiscal year 2021.
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

Director Compensation
The Board of Directors sets the compensation for the Company’s non-employee directors, after receiving the recommendations of the Compensation Committee. In formulating its recommendations, the Compensation Committee seeks and receives input from Aon/Radford related to the amounts, terms, and conditions of director cash compensation and stock-based compensation awards, with the goal of establishing non-employee director compensation that is similar to, and competitive with, the compensation of non-employee directors at peer companies in the semiconductor industry.

Cash Compensation
Non-employee directors are paid, in quarterly installments, an annual retainer of $75,000. Additional annual retainers for Chairman, Lead Independent Director, and/or committee service (paid in quarterly installments) are as follows: any non-employee Chairman of the Board ($130,000); the Lead Independent Director, if one has been appointed ($50,000); the Chairman of the Audit Committee ($30,000); the Chairman of the Compensation Committee ($20,000); the Chairman of the Nominating and Governance Committee ($15,000); non-chair member of Audit Committee ($15,000); non-chair member of Compensation Committee ($10,000); and non-chair member of Nominating and Corporate Governance Committee ($7,500). In addition, the Compensation Committee continues to retain discretion to recommend to the full Board of Directors that additional cash payments be made to a non-employee director for extraordinary service during a fiscal year.

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

Director Compensation Table
The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
David J. Aldrich, Former Chairman of the Board (3)	126,154	—	126,154
Christine King, Lead Independent Director	160,000	175,099	335,099
Alan S. Batey	82,500	175,099	257,599
Kevin L. Beebe	90,000	175,099	265,099
Timothy R. Furey	97,500	175,099	272,599
David P. McGlade	115,000	175,099	290,099
Robert A. Schriesheim	100,000	175,099	275,099
Kimberly S. Stevenson	82,500	175,099	257,599
________________________
(1)    The non-employee members of the Board of Directors who held such positions on October 1, 2021, held the following aggregate number of unexercised stock options and unvested RSU awards as of such date:

Name	Number of Securities Underlying Unexercised Options	Number of Shares Subject to Unvested RSUs
Christine King, Lead Independent Director	—	1,084
Alan S. Batey	—	1,924
Kevin L. Beebe	—	1,084
Timothy R. Furey	—	1,084
David P. McGlade	—	1,084
Robert A. Schriesheim	—	1,084
Kimberly S. Stevenson	—	1,084
(2)    Reflects the grant date fair value of 1,084 RSUs granted on May 12, 2021, to each non-employee director elected at the 2021 Annual Meeting of Stockholders, computed in accordance with the provisions of ASC 718 using a price of $161.53 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on May 12, 2021.
(3) Mr. Aldrich served as Chairman of the Board and as a director until the 2021 Annual Meeting of Stockholders on May 12, 2021.

Director Stock Ownership Requirements
We have adopted Director Stock Ownership guidelines with the objective of more closely aligning the interests of our directors with those of our stockholders. The minimum number of shares of the Company’s common stock that the Director Stock Ownership guidelines require non-employee directors to hold while serving in their capacity as directors is the director base compensation (currently $75,000) multiplied by five (5), divided by the fair market value of the Company’s common stock (rounded to the nearest 100 shares). For purposes of the Director Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. All of our directors have met the stock ownership guidelines as of the date hereof.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board of Directors currently consists of, and during fiscal year 2021 consisted of, Ms. King (Chairman), Mr. McGlade, and Mr. Schriesheim. No member of this committee was at any time during fiscal year 2021 an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, where one of such entity’s executive officers served as a director of the Company or a member of the Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report on this Form 10-K for the year ended October 1, 2021.

THE COMPENSATION COMMITTEE
Christine King, Chairman
David P. McGlade
Robert A. Schriesheim

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 21, 2022, by the following individuals or entities: (i) each person or entity who beneficially owns five percent (5%) or more of the outstanding shares of the Company’s common stock as of January 21, 2022; (ii) the Named Executive Officers (as defined above in Item 11 “Executive Compensation”); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 21, 2022, there were 166,691,622 shares of the Company’s common stock issued and outstanding.

In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 21, 2022, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Names and Addresses of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Percent of Class
The Vanguard Group, Inc.	17,911,518(3)	10.75%
BlackRock, Inc.	15,290,274(4)	9.17%
Alan S. Batey	3,821	(*)
Kevin L. Beebe	56,870	(*)
Carlos S. Bori	25,818(5)	(*)
Karilee A. Durham	13,632	(*)
Timothy R. Furey	18,758	(*)
Liam K. Griffin	108,424(5)	(*)
Christine King	17,995	(*)
David P. McGlade	39,932	(*)
Robert A. Schriesheim	80,418	(*)
Kris Sennesael	129,189	(*)
Kimberly S. Stevenson	6,451	(*)
Robert J. Terry	9,177(5)	(*)
All current directors and executive officers as a group (13 persons)	521,189(5)	(*)
________________________
*    Less than 1%
(1) Unless otherwise set forth in the following notes, each person’s address is the address of our principal executive offices at Skyworks Solutions, Inc., 5260 California Avenue, Irvine, CA 92617, and stockholders have sole voting and sole investment power with respect to the shares, except to the extent such power may be shared by a spouse or otherwise subject to applicable community property laws.
(2) Includes the number of shares of Company common stock subject to stock options held by that person that are currently exercisable or will become exercisable within sixty (60) days of January 21, 2022 (the “Current Options”), as follows: Mr. Griffin—13,211 shares under Current Options; Mr. Sennesael—52,770 shares under Current Options; Mr. Terry—502 shares under Current Options; current directors and executive officers as a group (13 persons)—66,483 shares under Current Options. The table does not reflect the number of shares of

Company common stock to be issued pursuant to unvested restricted stock units (the “Unvested RSUs”) and earned, but unissued, performance share awards subject to time-based vesting only (the “Unvested PSAs”) that are not scheduled to vest within sixty (60) days of January 21, 2022, as follows: Mr. Batey—1,924 shares under Unvested RSUs; Mr. Beebe—1,084 shares under Unvested RSUs; Mr. Bori—24,539 shares under Unvested RSUs and 20,680 shares under Unvested PSAs; Ms. Durham—18,815 shares under Unvested RSUs and 12,137 shares under Unvested PSAs; Mr. Furey—1,084 shares under Unvested RSUs; Mr. Griffin—87,108 shares under Unvested RSUs and 70,656 shares under Unvested PSAs; Ms. King—1,084 shares under Unvested RSUs; Mr. McGlade—1,084 shares under Unvested RSUs; Mr. Schriesheim—1,084 shares under Unvested RSUs; Mr. Sennesael—27,002 shares under Unvested RSUs and 22,152 shares under Unvested PSAs; Ms. Stevenson—1,084 shares under Unvested RSUs; Mr. Terry—20,986 shares under Unvested RSUs and 17,679 shares under Unvested PSAs; current directors and executive officers as a group (13 persons)—211,404 shares under Unvested RSUs and 164,818 shares under Unvested PSAs.
(3) Consists of shares beneficially owned by The Vanguard Group, Inc. (“Vanguard”), which has sole voting power with respect to zero shares, shared voting power with respect to 272,990 shares, sole dispositive power with respect to 17,183,878 shares, and shared dispositive power with respect to 727,640 shares. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard, is the beneficial owner of 193,126 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly owned subsidiary of Vanguard, is the beneficial owner of 147,691 shares as a result of its serving as investment manager of Australian investment offerings. With respect to the information relating to Vanguard, we have relied on information supplied by Vanguard on a Schedule 13G/A filed with the SEC on February 10, 2021. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
(4) Consists of shares beneficially owned by BlackRock, Inc. (“BlackRock”), in its capacity as a parent holding company of various subsidiaries under Rule 13d1(b)(1)(ii)(G). In its capacity as a parent holding company or control person, BlackRock has sole voting power with respect to 13,187,489 shares and sole dispositive power with respect to 15,290,274 shares which are held by the following of its subsidiaries: BlackRock Life Limited, BlackRock International Limited, BlackRock Advisors, LLC, BlackRock (Netherlands) B.V., BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock Asset Management Deutschland AG, BlackRock (Luxembourg) S.A., BlackRock Investment Management (Australia) Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock Asset Management North Asia Limited, BlackRock (Singapore) Limited, and BlackRock Fund Managers Ltd. With respect to the information relating to BlackRock and its affiliated entities, we have relied on information supplied by BlackRock on a Schedule 13G/A filed with the SEC on February 1, 2021. The address of BlackRock is 55 East 52nd Street, New York, NY 10055.
(5) Includes shares held in the Company’s 401(k) Savings and Investment Plan as of January 21, 2022.

Equity Compensation Plan Information
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

The following table presents information about these plans as of October 1, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)(a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)(c)
Equity compensation plans approved by security holders	187,254(1)	74.68	15,929,067(2)
Equity compensation plans not approved by security holders	—	—	344,841(3)
TOTAL	187,254	74.68	16,273,908
________________________
(1)    Excludes 1,774,893 unvested shares under restricted stock and RSU awards and 908,623 unvested shares under PSAs, which number assumes achievement of performance goals under outstanding PSAs at target levels.
(2) Includes 1,298,961 shares available for future issuance under the 2002 Employee Stock Purchase Plan, 14,048,425 shares available for future issuance under the 2015 Long-Term Incentive Plan, and 581,681 shares available for future issuance under the 2008 Director Long-Term Incentive Plan. No further grants will be made under the 2005 Long-Term Incentive Plan.
(3) Represents shares available under the Non-Qualified ESPP.

Non-Qualified Employee Stock Purchase Plan
We maintain the Non-Qualified ESPP to provide employees of the Company and participating subsidiaries with an opportunity to acquire a proprietary interest in the Company through the purchase, by means of payroll deductions, of shares of the Company’s common stock at a discount from the market price of the common stock at the time of purchase. The Non-Qualified ESPP is intended for use primarily by employees located outside the United States. Under the plan, eligible employees may purchase common stock through payroll deductions of up to 10% of compensation. The price per share is the lower of 85% of the market price at the beginning or end of each six-month offering period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation,” since October 3, 2020, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. Our Board of Directors has adopted a written related person transaction approval policy that sets forth the Company’s policies and procedures for the review, approval, or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be reviewed by the Company’s General Counsel and approved by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.

Director Independence: Each year, the Board of Directors reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable Nasdaq Rules and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers, and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which a member of the Company’s Board of Directors is a director or executive officer. After evaluating these factors, the Board of Directors has determined that seven of the eight members of the Board of Directors, namely, Alan S. Batey, Kevin L. Beebe, Timothy R. Furey, Christine King, David P. McGlade, Robert A. Schriesheim, and Kimberly S. Stevenson, do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors and that each such director is an independent director of the Company within the meaning of applicable Nasdaq Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
KPMG LLP provided audit services to the Company consisting of the annual audit of the Company’s 2021 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2021. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2021 ($)	% of Total (%)	Fiscal Year 2020 ($)	% of Total (%)
Audit Fees(1)	2,656,000	92.7	2,437,150	95.5
Tax Fees(2)	210,000	7.3	115,115	4.5
Total Fees	2,866,000	100	2,552,265	100
________________________
(1) Audit fees consist of fees for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on Form 10-Q, statutory audits and related filings in various foreign locations, and audit procedures related to acquisition activity during fiscal years 2021 and 2020. Fiscal year 2021 and 2020 audit fees included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes-Oxley Act. Fiscal year 2021 and 2020 audit fees also included fees for the review of registration statement auditor consents to incorporate by reference prior year financial statement opinions in Form S-3 and Form S-8 filings, respectively.
(2) Tax fees consist of fees for tax compliance, tax advice, and tax planning services. Tax compliance services, which primarily relate to the review of our U.S. tax returns, accounted for $210,000 and $104,615 of the total tax fees for fiscal years 2021 and 2020, respectively.
In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, be preapproved by the Audit Committee. The Audit Committee preapproved all audit and non-audit services provided by KPMG LLP during fiscal year 2021 and fiscal year 2020.

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
3.	The Exhibits listed in the Exhibit Index immediately following this Item 15 are filed as a part of this Annual Report on Form 10-K.

(b)    Exhibits

The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. The response to this portion of Item 15 is submitted under Item 15(a)(3).

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1^	Asset Purchase Agreement, dated as of April 22, 2021, by and between Skyworks Solutions Inc., and Silicon Laboratories Inc.	8-K	001-05560	2.1	4/22/2021
3.1	Restated Certificate of Incorporation, as Amended	10-Q	001-05560	3.1	8/3/2016
3.2	Third Amended and Restated By-laws, as Amended	10-Q	001-05560	3.1	4/30/2021
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
4.2	Description of Capital Stock	10-K	001-05560	4.2	11/14/2019
4.3	Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.1	5/26/2021
4.4	First Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.2	5/26/2021
4.5	Second Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.3	5/26/2021
4.6	Third Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.4	5/26/2021
10.1*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.1	7/24/2020
10.2*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.2	7/24/2020
10.3*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.4*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.5*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/4/2018
10.6*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.7*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.8*	Skyworks Solutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	7/30/2021
10.9*	Form of Nonstatutory Stock Option Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.10*	Form of Performance Share Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.3	8/5/2015

10.11*	Form of Restricted Stock Unit Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.4	8/5/2015
10.12*^	Fiscal Year 2021 Executive Incentive Plan	10-Q	001-05560	10.1	1/29/2021
10.13*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	5/5/2020
10.14*	Amended and Restated Change in Control / Severance Agreement, dated May 11, 2016, between the Company and Liam Griffin	10-Q	001-05560	10.2	8/3/2016
10.15*	Change in Control / Severance Agreement, dated August 29, 2016, between the Company and Kris Sennesael	10-K	001-05560	10.32	11/22/2016
10.16*	Change in Control / Severance Agreement, dated November 10, 2016, between the Company and Robert J. Terry	10-Q	001-05560	10.2	2/7/2017
10.17*	Change in Control / Severance Agreement, dated November 9, 2016, between the Company and Carlos S. Bori	10-K	001-05560	10.27	11/13/2017
10.18*	Change in Control / Severance Agreement, dated April 13, 2018, between the Company and Kari A. Durham	10-Q	001-05560	10.2	1/24/2020
10.19	Debt Commitment Letter, dated as of April 22, 2021, by and between Skyworks Solutions, Inc., and JPMorgan Chase Bank, N.A	8-K	001-05560	10.1	4/22/2021
10.20^	Term Credit Agreement, dated as of May 21, 2021, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-05560	10.1	5/26/2021
10.21^	Revolving Credit Agreement, dated as of May 21, 2021, among the Company, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-05560	10.2	5/26/2021
21	Subsidiaries of the Company	10-K	001-05560	21	11/24/2021
23.1	Consent of KPMG LLP	10-K	001-05560	23.1	11/24/2021
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.1	11/24/2021
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.2	11/24/2021
31.3	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.1	11/24/2021
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.2	11/24/2021
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

Date: January 28, 2022

SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)