Form 10-Q
period 2021-12-31
SKYWORKS SOLUTIONS, INC.
filed 2022-02-04
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR
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

As of January 27, 2022, the registrant had 164,005,766 shares of common stock, par value $0.25 per share, outstanding.

1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2021

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	December 31, 2021	January 1, 2021
Net revenue	$1,510.4	$1,510.0
Cost of goods sold	795.7	748.3
Gross profit	714.7	761.7
Operating expenses:
Research and development	151.1	121.6
Selling, general, and administrative	82.0	66.6
Amortization of intangibles	33.3	2.8
Restructuring, impairment, and other charges	2.4	—
Total operating expenses	268.8	191.0
Operating income	445.9	570.7
Interest expense	(11.0)	—
Other income, net	1.2	0.2
Income before income taxes	436.1	570.9
Provision for income taxes	36.2	61.6
Net income	$399.9	$509.3
Earnings per share:
Basic	$2.42	$3.08
Diluted	$2.40	$3.05
Weighted average shares:
Basic	165.1	165.4
Diluted	166.4	167.0
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	December 31, 2021	January 1, 2021
Net income	$399.9	$509.3
Other comprehensive income, net of tax
Fair value of investments	(0.1)	(0.2)
Pension adjustments	3.3	0.3
Comprehensive income	$403.1	$509.4
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	December 31, 2021	October 1, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$876.4	$882.9
Marketable securities	137.0	137.2
Receivables, net of allowances of $0.7 and $0.7, respectively	774.0	756.2
Inventory	838.5	885.0
Other current assets	237.5	204.1
Total current assets	2,863.4	2,865.4
Property, plant, and equipment, net	1,547.6	1,501.6
Operating lease right-of-use assets	186.5	166.1
Goodwill	2,176.7	2,176.7
Intangible assets, net	1,631.6	1,698.6
Deferred tax assets, net	108.2	119.5
Marketable securities	3.5	7.1
Other long-term assets	101.0	55.7
Total assets	$8,618.5	$8,590.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$279.4	$236.0
Accrued compensation and benefits	89.9	135.3
Other current liabilities	312.6	287.2
Total current liabilities	681.9	658.5
Long-term debt	2,186.5	2,235.6
Long-term tax liabilities	219.1	222.8
Long-term operating lease liabilities	167.1	144.5
Other long-term liabilities	29.7	32.2
Total liabilities	3,284.3	3,293.6
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 166.7 shares issued and 164.5 shares outstanding at December 31, 2021, and 165.3 shares issued and 165.3 shares outstanding at October 1, 2021	41.1	41.3
Additional paid-in capital	155.8	79.6
Treasury stock, at cost	(351.2)	(1.7)
Retained earnings	5,493.2	5,185.8
Accumulated other comprehensive loss	(4.7)	(7.9)
Total stockholders’ equity	5,334.2	5,297.1
Total liabilities and stockholders’ equity	$8,618.5	$8,590.7
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	December 31, 2021	January 1, 2021
Cash flows from operating activities:
Net income	$399.9	$509.3
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	50.4	44.5
Depreciation	94.2	78.4
Amortization of intangible assets, including inventory step-up	87.3	8.0
Deferred income taxes	6.1	(0.7)
Amortization of debt discount and issuance costs	1.0	—
Other, net	1.0	—
Changes in assets and liabilities:
Receivables, net	(17.8)	(296.3)
Inventory	35.5	88.9
Accounts payable	(0.5)	22.4
Other current and long-term assets and liabilities	(75.4)	30.6
Net cash provided by operating activities	581.7	485.1
Cash flows from investing activities:
Capital expenditures	(95.8)	(118.9)
Purchased intangibles	(5.8)	(4.3)
Purchases of marketable securities	(29.6)	(99.4)
Sales and maturities of marketable securities	33.2	111.6
Net cash used in investing activities	(98.0)	(111.0)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(80.1)	(47.7)
Repurchase of common stock - stock repurchase program	(269.4)	(195.6)
Dividends paid	(92.5)	(83.0)
Net proceeds from exercise of stock options	1.8	2.7
Payments of debt	(50.0)	—
Net cash used in financing activities	(490.2)	(323.6)
Net increase (decrease) in cash and cash equivalents	(6.5)	50.5
Cash and cash equivalents at beginning of period	882.9	566.7
Cash and cash equivalents at end of period	$876.4	$617.2
Supplemental cash flow disclosures:
Income taxes paid	$12.7	$8.1
Interest paid	$16.7	$—
Incentives paid in common stock	$32.2	$27.5
Non-cash investing in capital expenditures, accrued but not paid	$73.2	$94.3
Operating lease assets obtained in exchange for new lease liabilities	$26.6	$12.5
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at October 1, 2021	165.3	$41.3	—	$(1.7)	$79.6	$5,185.8	$(7.9)	$5,297.1
Net income	—	—	—	—	—	399.9	—	399.9
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.9	0.2	0.5	(80.1)	33.8	—	—	(46.1)
Share-based compensation expense	—	—	—	—	42.0	—	—	42.0
Stock repurchase program	(1.7)	(0.4)	1.7	(269.4)	0.4	—	—	(269.4)
Dividends declared	—	—	—	—	—	(92.5)	—	(92.5)
Other comprehensive income	—	—	—	—	—	—	3.2	3.2
Balance at December 31, 2021	164.5	$41.1	2.2	$(351.2)	$155.8	$5,493.2	$(4.7)	$5,334.2

Balance at October 2, 2020	165.6	$41.4	66.7	$(4,093.5)	$3,403.7	$4,820.4	$(7.8)	$4,164.2
Net income	—	—	—	—	—	509.3	—	509.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	0.4	(47.8)	30.1	—	—	(17.5)
Share-based compensation expense	—	—	—	—	37.4	—	—	37.4
Stock repurchase program	(1.4)	(0.4)	1.4	(195.6)	0.4	—	—	(195.6)
Dividends declared	—	—	—	—	—	(83.0)	—	(83.0)
Other comprehensive loss	—	—	—	—	—	—	0.1	0.1
Balance at January 1, 2021	164.9	$41.2	68.5	$(4,336.9)	$3,471.6	$5,246.7	$(7.7)	$4,414.9
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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2021, filed with the SEC on November 24, 2021, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 28, 2022 (“2021 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income, and accumulated other comprehensive loss that are reported during the reporting period. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Judgment is required in determining the reserves for, and fair value of, items such as overall fair value assessments of assets and liabilities, particularly those classified as Level 2 or Level 3 in the fair value hierarchy, marketable securities, inventory, intangible assets associated with business combinations, share-based compensation, revenue reserves, loss contingencies, and income taxes. In addition, judgment is required in determining whether a potential indicator of impairment of long-lived assets exists and in estimating future cash flows for any necessary impairment testing. Actual results could differ significantly from these estimates.

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2022 consists of 52 weeks and ends on September 30, 2022. Fiscal 2021 consisted of 53 weeks and ended on October 1, 2021. The three months ended December 31, 2021, and January 1, 2021, each consisted of 13 weeks, respectively.

2.    REVENUE RECOGNITION

The Company presents net revenue by geographic area, based upon the location of the original equipment manufacturers’ (“OEMs”) headquarters, and by sales channel, as it believes that doing so best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Individually insignificant OEMs are presented based upon the location of the Company's direct customer, which is typically a distributor. Net revenue by geographic area is as follows (in millions):

	Three Months Ended
	December 31, 2021	January 1, 2021
United States	$993.8	$1,101.6
China	234.3	212.6
Taiwan	110.0	87.5
South Korea	94.9	68.0
Europe, Middle East, and Africa	57.0	33.8
Other Asia-Pacific	20.4	6.5
Total	$1,510.4	$1,510.0

Net revenue by sales channel is as follows (in millions):

	Three Months Ended
	December 31, 2021	January 1, 2021
Distributors	$1,290.5	$1,370.9
Direct customers	219.9	139.1
Total	$1,510.4	$1,510.0
The Company’s revenue from external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company's portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
Available-for-sale:	December 31, 2021	October 1, 2021	December 31, 2021	October 1, 2021
U.S. Treasury and government	$7.8	$7.6	$3.4	$6.0
Corporate bonds and notes	121.5	117.0	—	—
Municipal bonds	7.7	12.6	0.1	1.1
Total	$137.0	$137.2	$3.5	$7.1
The contractual maturities of noncurrent available-for-sale marketable securities were due within two years or less. Neither gross unrealized gains and losses nor realized gains and losses were material as of December 31, 2021, and October 1, 2021, respectively.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of December 31, 2021				As of October 1, 2021
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents*	$876.4	$872.3	$4.1	$—	$882.9	$882.9	$—	$—
U.S. Treasury and government securities	11.2	0.8	10.4	—	13.6	2.6	11.0	—
Corporate bonds and notes	121.5	—	121.5	—	117.0	—	117.0	—
Municipal bonds	7.8	—	7.8	—	13.7	—	13.7	—
Total	$1,016.9	$873.1	$143.8	$—	$1,027.2	$885.5	$141.7	$—

* Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, commercial paper, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended December 31, 2021.

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

The estimated fair value of debt consists of the following (in millions):

	As of
	December 31, 2021	October 1, 2021
0.90% Senior Notes due 2023	$499.6	$501.0
1.80% Senior Notes due 2026	495.3	507.5
3.00% Senior Notes due 2031	507.5	514.6
Total debt	$1,502.4	$1,523.1

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	December 31, 2021	October 1, 2021
Raw materials	$60.7	$62.2
Work-in-process	572.1	595.9
Finished goods	202.6	224.4
Finished goods held on consignment by customers	3.1	2.5
Total inventory	$838.5	$885.0

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	December 31, 2021	October 1, 2021
Land and improvements	$11.9	$11.9
Buildings and improvements	507.3	470.7
Furniture and fixtures	62.7	60.2
Machinery and equipment	3,081.2	2,990.2
Construction in progress	185.4	177.0
Total property, plant, and equipment, gross	3,848.5	3,710.0
Accumulated depreciation	(2,300.9)	(2,208.4)
Total property, plant, and equipment, net	$1,547.6	$1,501.6

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three months ended December 31, 2021.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three months ended December 31, 2021.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	December 31, 2021			October 1, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships and backlog	2.3	154.6	(57.4)	97.2	174.3	(44.0)	130.3
Developed technology and other	9.8	987.4	(81.2)	906.2	1,036.9	(88.0)	948.9
Technology licenses	2.5	61.4	(28.1)	33.3	48.4	(23.9)	24.5
In-process research and development (“IPR&D”)		594.9	—	594.9	594.9	—	594.9
Total intangible assets		$1,798.3	$(166.7)	$1,631.6	$1,854.5	$(155.9)	$1,698.6
Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. Amortization expense related to definite-lived intangible assets was $80.0 million and $8.0 million for the three months ended December 31, 2021, and January 1, 2021, respectively.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2022	2023	2024	2025	2026	Thereafter
Amortization expense	$191.9	$189.0	$137.6	$117.6	$101.9	$298.7

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended
	December 31, 2021	January 1, 2021
United States income taxes	$18.4	$41.0
Foreign income taxes	17.8	20.6
Provision (benefit) for income taxes	$36.2	$61.6

Effective tax rate	8.3%	10.8%
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three months ended December 31, 2021, and January 1, 2021, respectively, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), windfall tax deductions, and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and tax expense related to a change in the reserve for uncertain tax positions.

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

During the three months ended December 31, 2021, the Company paid $269.4 million (including commissions) in connection with the repurchase of 1.7 million shares of its common stock (paying an average price of $159.56 per share), all of which shares were repurchased pursuant to the January 26, 2021, stock repurchase program. As of December 31, 2021, $1.7 billion remained available under the January 26, 2021, stock repurchase program.

During the three months ended January 1, 2021, the Company paid $195.6 million (including commissions) in connection with the repurchase of 1.4 million shares of its common stock (paying an average price of $138.85 per share), all of which shares were repurchased pursuant to the January 30, 2019, stock repurchase program.

Dividends
On February 3, 2022, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.56 per share. This dividend is payable on March 15, 2022, to the Company’s stockholders of record as of the close of business on February 22, 2022.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	2022		2021
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.56	$92.5	$0.50	$83.0

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Statements of Operations (in millions):

	Three Months Ended
	December 31, 2021	January 1, 2021
Cost of goods sold	$8.7	$6.4
Research and development	18.8	20.3
Selling, general, and administrative	22.9	17.8
Total share-based compensation	$50.4	$44.5

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended
	December 31, 2021	January 1, 2021
Net income	$399.9	$509.3

Weighted average shares outstanding – basic	165.1	165.4
Dilutive effect of equity-based awards	1.3	1.6
Weighted average shares outstanding – diluted	166.4	167.0

Net income per share – basic	$2.42	$3.08
Net income per share – diluted	$2.40	$3.05

Anti-dilutive common stock equivalents	0.2	—
Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three months ended December 31, 2021, and January 1, 2021, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.     SUPPLEMENTAL FINANCIAL INFORMATION

Other current liabilities consist of the following (in millions):

	As of
	December 31, 2021	October 1, 2021
Accrued taxes	$105.8	$88.6
Operating lease liability	29.7	33.0
Accrued customer liabilities	132.8	119.7
Other	44.3	45.9
Total other current liabilities	$312.6	$287.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “seek,” “should,” “will,” “would,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the possible impacts of the COVID-19 pandemic, the development of new products, enhancements of technologies, sales levels, expense levels, the benefits of acquisitions we have made or may make in the future and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management as of the date the statement is first made, such statements can only be based on facts and factors then known by us. Consequently, forward-looking statements involve inherent risks and uncertainties, and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in, or anticipated by, the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the 2021 10-K, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of the initial filing of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements.

In this document, the words “we,” “our,” “ours,” and “us” refer only to Skyworks Solutions, Inc., and its subsidiaries and not any other person or entity.

Impact of COVID-19
The COVID-19 pandemic and the resulting economic downturn are affecting business conditions in our industry. The duration, severity, and future impact of the pandemic, including as a result of more contagious variants of the virus that causes COVID-19, continue to be highly uncertain and could still result in significant disruptions to our business operations, as well as negative impacts to our financial condition. Like many companies in the semiconductor industry, we are experiencing various supply constraints due to the pandemic. While we are working with our global supply chain partners to mitigate this risk, the duration and extent of the supply chain disruptions remain uncertain.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2021, and January 1, 2021
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended
	December 31, 2021	January 1, 2021
Net revenue	100.0%	100.0%
Cost of goods sold	52.7	49.6
Gross profit	47.3	50.4
Operating expenses:
Research and development	10.0	8.1
Selling, general, and administrative	5.4	4.4
Amortization of intangibles	2.2	0.2
Restructuring, impairment, and other charges	0.2	—
Total operating expenses	17.8	12.7
Operating income	29.5	37.7
Interest expense	(0.7)	—
Other income, net	0.1	—
Income before income taxes	28.9	37.7
Provision for income taxes	2.4	4.1
Net income	26.5%	33.6%

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

General
During the three months ended December 31, 2021, the following key factors contributed to our overall results of operations, financial position, and cash flows:
•Net revenue slightly increased to $1,510.4 million for the three months ended December 31, 2021, as compared to $1,510.0 million for the corresponding period in fiscal 2021, driven primarily by our prior year fourth quarter acquisition to support high-growth market segments, including electric and hybrid vehicles, industrial and motor control, power supply, 5G wireless infrastructure, optical data communication and data center, automotive, and smart home.

•Our ending cash, cash equivalents, and marketable securities balance decreased slightly to $1,016.9 million as of December 31, 2021, from $1,027.2 million as of October 1, 2021. The minimal decrease in cash, cash equivalents, and marketable securities during the three months ended December 31, 2021, was primarily due to the repurchase of 1.7 million shares of common stock for $269.4 million, capital expenditures of $95.8 million, dividend payments of $92.5 million, and repayments of Term Loans (as defined below) of $50.0 million, mostly offset by cash generated from operations of $581.7 million.

Net Revenue

	Three Months Ended
	December 31, 2021	Change	January 1, 2021
(dollars in millions)
Net revenue	$1,510.4	—%	$1,510.0

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

The slight increase in net revenue for the three months ended December 31, 2021, as compared with the corresponding period in fiscal 2021, was driven primarily by our prior year fourth quarter acquisition to support high-growth market segments, including electric and hybrid vehicles, industrial and motor control, power supply, 5G wireless infrastructure, optical data communication and data center, automotive, and smart home.

Gross Profit

	Three Months Ended
	December 31, 2021	Change	January 1, 2021
(dollars in millions)
Gross profit	$714.7	(6.2)%	$761.7
% of net revenue	47.3%		50.4%
Gross profit represents net revenue less cost of goods sold. Our cost of goods sold consists primarily of purchased materials, labor, and overhead (including depreciation, share-based compensation, and amortization of acquisition intangibles, including inventory step-up expense) associated with product manufacturing. As part of our normal course of business, we intend to improve gross profit with efforts to increase unit volumes, improve manufacturing efficiencies, lower manufacturing costs of existing products, and by introducing new and higher value-added products.

The decrease in gross profit for the three months ended December 31, 2021, as compared with the corresponding period in fiscal 2021, was primarily the result of an increase in amortization of acquisition intangibles, including inventory step-up, due to additional intangible assets acquired during fiscal 2021.

Research and Development

	Three Months Ended
	December 31, 2021	Change	January 1, 2021
(dollars in millions)
Research and development	$151.1	24.3%	$121.6
% of net revenue	10.0%		8.1%
Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation, and testing of new devices, masks, engineering prototypes, and design tool costs.

The increase in research and development expenses for the three months ended December 31, 2021, as compared with the corresponding period in fiscal 2021, was primarily related to headcount-related expenses, including share-based compensation, as a result of our increased investment in developing new technologies and products. The increase in headcount was partially due to our acquisition in fiscal 2021.

Selling, General, and Administrative

	Three Months Ended
	December 31, 2021	Change	January 1, 2021
(dollars in millions)
Selling, general, and administrative	$82.0	23.1%	$66.6
% of net revenue	5.4%		4.4%
Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses for the three months ended December 31, 2021, as compared with the corresponding period in fiscal 2021, was primarily related to increases in headcount-related expenses, including share-based compensation. The increase in headcount was primarily due to our acquisition in fiscal 2021.

Amortization of Intangibles

	Three Months Ended
	December 31, 2021	Change	January 1, 2021
(dollars in millions)
Amortization of intangibles	$33.3	1,089.3%	$2.8
% of net revenue	2.2%		0.2%
The increase in amortization expense for the three months ended December 31, 2021, as compared with the corresponding period in fiscal 2021, was primarily due to additional intangible assets acquired during fiscal 2021.

Interest Expense

	Three Months Ended
	December 31, 2021	Change	January 1, 2021
(dollars in millions)
Interest expense	$(11.0)	100.0%	$—
% of net revenue	(0.7)%		—%
The increase in interest expense for the three months ended December 31, 2021, as compared with the corresponding period in fiscal 2021, was due to the issuance of the Notes (as defined below) in May 2021 and the borrowing of the Term Loans (as defined above) in July 2021.

Provision for Income Taxes

	Three Months Ended
	December 31, 2021	Change	January 1, 2021
(dollars in millions)
Provision for income taxes	$36.2	(41.2)%	$61.6
% of net revenue	2.4%		4.1%
We recorded a provision for income taxes of $36.2 million (which consisted of $18.4 million and $17.8 million related to United States and foreign income taxes, respectively) for the three months ended December 31, 2021.

The decrease in income tax expense for the three months ended December 31, 2021, as compared with the corresponding period in fiscal 2021, was primarily due to a decrease in income from operations and an increase in windfall tax deductions.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in millions)	December 31, 2021	January 1, 2021
Cash and cash equivalents at beginning of period	$882.9	$566.7
Net cash provided by operating activities	581.7	485.1
Net cash used in investing activities	(98.0)	(111.0)
Net cash used in financing activities	(490.2)	(323.6)
Cash and cash equivalents at end of period	$876.4	$617.2

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $96.6 million increase in cash provided by operating activities during the three months ended December 31, 2021, as compared with the corresponding period in fiscal 2021, was primarily related to favorable changes in working capital of $96.2 million, due primarily to changes in accounts receivable.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid related to the purchase of marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $13.0 million decrease in cash used in investing activities during the three months ended December 31, 2021, as compared with the corresponding period in fiscal 2021, was primarily related to a $23.1 million decrease in cash used for capital expenditures, partially offset by an $8.6 million decrease in the net sales of marketable securities.

Cash used in financing activities:
Cash used in financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $166.6 million increase in cash used in financing activities during the three months ended December 31, 2021, as compared with the corresponding period in fiscal 2021, was primarily related to an increase of $73.8 million in stock repurchase activity, a $50.0 million repayment of Term Loans, an increase of $32.4 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards, and an increase of $9.5 million in dividend payments.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $1,016.9 million as of December 31, 2021, representing a decrease of $10.3 million from October 1, 2021. We have outstanding $500.0 million of Notes Due 2023, $500.0 million of Notes Due 2026, and $500.0 million of Notes Due 2031 (the "Notes"). We have a term credit agreement (the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). On July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price for the Infrastructure and Automotive business of Silicon Laboratories Inc. and to pay fees and expenses incurred in connection therewith. During the three months ended December 31, 2021, we repaid $50.0 million of outstanding borrowings under the Term Loans. As of December 31, 2021, there were $700.0 million of borrowings outstanding under the Term Credit Agreement. We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of December 31, 2021, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026.

Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, the cash we expect to generate from operations, and funds from our Revolver, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash on hand, cash generated from operations, and funds from our Revolver will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid marketable securities that are available to meet near-term cash requirements including: term deposits, certificates of deposit, money market funds, U.S. Treasury securities, agency securities, corporate debt securities, and commercial paper.

Our contractual obligations disclosure in the 2021 10-K has not materially changed since we filed that report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our Term Credit Facility, which has variable interest rates, and our investment portfolio. As of December 31, 2021, there were $700.0 million of borrowings outstanding under the Term Credit Agreement and a potential change in the associated interest rates would be immaterial to the results of our operations. Our investment portfolio consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $876.4 million, and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, and municipal bonds) that total approximately $137.0 million and $3.5 million within short-term and long-term marketable securities, respectively, as of December 31, 2021.

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

Based on our results of operations for the three months ended December 31, 2021, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

Given the low interest rate environment, the objectives of our investment activities, and the relatively low interest income generated from our cash, cash equivalents, and other investments, we do not believe that investment or interest rate risks currently pose material exposures to our business or results of operations.

Foreign Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A percentage of our international operational expenses are denominated in foreign currencies, and exchange rate volatility could positively or negatively impact those operating costs. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufacturers denominated in foreign currencies, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three months ended December 31, 2021, we had no outstanding foreign currency forward or options contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 9 of the Notes to Consolidated Financial Statements for a detailed discussion.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2021 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/1/21 - 10/29/21	1,696	(2)	$160.86	—	$2.0 billion
10/30/21 - 11/26/21	1,533,902	(3)	$163.65	1,047,738	$1.8 billion
11/27/21 - 12/31/21	640,847	(4)	$153.26	640,798	$1.7 billion
Total	2,176,445			1,688,536
(1) The stock repurchase program approved by the Board of Directors on January 26, 2021, authorizes the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements, and is scheduled to expire on January 26, 2023.
(2) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements.
(3) 1,047,738 shares were repurchased at an average price of $163.41 per share as part of our stock repurchase program, and 486,164 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $164.15 per share.
(4) 640,798 shares were repurchased at an average price of $153.26 per share as part of our stock repurchase program, and 49 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $153.84 per share.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1*	Form of Performance Share Agreement under the Company’s Amended and Restated 2015 Long-Term Incentive Plan					X

10.2*	Form of Restricted Stock Unit Agreement under the Company’s Amended and Restated 2015 Long-Term Incentive Plan					X

10.3*^	Fiscal Year 2022 Executive Incentive Plan					X

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

^ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date:	February 3, 2022	By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)