Form 10-Q
period 2022-04-01
SKYWORKS SOLUTIONS, INC.
filed 2022-05-04
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
OR
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

As of April 29, 2022, the registrant had 160,926,134 shares of common stock, par value $0.25 per share, outstanding.

1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED April 1, 2022

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Net revenue	$1,335.6	$1,171.8	$2,846.0	$2,681.8
Cost of goods sold	698.0	593.4	1,493.6	1,341.7
Gross profit	637.6	578.4	1,352.4	1,340.1
Operating expenses:
Research and development	160.7	130.7	311.9	252.3
Selling, general, and administrative	83.0	70.2	165.1	136.9
Amortization of intangibles	21.9	2.8	55.2	5.5
Restructuring, impairment, and other charges	4.7	—	7.1	—
Total operating expenses	270.3	203.7	539.3	394.7
Operating income	367.3	374.7	813.1	945.4
Interest expense	(11.4)	—	(22.3)	—
Other income (expense), net	(1.8)	0.8	(0.5)	0.9
Income before income taxes	354.1	375.5	790.3	946.3
Provision for income taxes	48.3	50.5	84.6	112.0
Net income	$305.8	$325.0	$705.7	$834.3
Earnings per share:
Basic	$1.87	$1.97	$4.29	$5.05
Diluted	$1.86	$1.95	$4.27	$5.00
Weighted average shares:
Basic	163.7	165.0	164.4	165.2
Diluted	164.4	166.8	165.4	166.9
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Net income	$305.8	$325.0	$705.7	$834.3
Other comprehensive income (loss), net of tax:
Fair value of investments	(0.3)	(0.1)	(0.4)	(0.3)
Pension adjustments	—	—	3.3	0.3
Comprehensive income	$305.5	$324.9	$708.6	$834.3
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	April 1, 2022	October 1, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$656.4	$882.9
Marketable securities	118.4	137.2
Receivables, net of allowances of $0.8 and $0.7, respectively	798.1	756.2
Inventory	928.2	885.0
Other current assets	274.4	204.1
Total current assets	2,775.5	2,865.4
Property, plant, and equipment, net	1,578.4	1,501.6
Operating lease right-of-use assets	207.9	166.1
Goodwill	2,176.8	2,176.7
Intangible assets, net	1,565.7	1,698.6
Deferred tax assets, net	107.7	119.5
Marketable securities	3.4	7.1
Other long-term assets	96.2	55.7
Total assets	$8,511.6	$8,590.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$296.3	$236.0
Accrued compensation and benefits	121.9	135.3
Other current liabilities	278.4	287.2
Total current liabilities	696.6	658.5
Long-term debt	2,187.3	2,235.6
Long-term tax liabilities	209.3	222.8
Long-term operating lease liabilities	198.9	144.5
Other long-term liabilities	30.9	32.2
Total liabilities	3,323.0	3,293.6
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 166.9 shares issued and 161.7 shares outstanding at April 1, 2022, and 165.3 shares issued and 165.3 shares outstanding at October 1, 2021	40.4	41.3
Additional paid-in capital	218.1	79.6
Treasury stock, at cost	(772.7)	(1.7)
Retained earnings	5,707.8	5,185.8
Accumulated other comprehensive loss	(5.0)	(7.9)
Total stockholders’ equity	5,188.6	5,297.1
Total liabilities and stockholders’ equity	$8,511.6	$8,590.7
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	April 1, 2022	April 2, 2021
Cash flows from operating activities:
Net income	$705.7	$834.3
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	106.1	100.8
Depreciation	192.6	158.2
Amortization of intangible assets, including inventory step-up	153.3	17.5
Deferred income taxes	6.4	(3.6)
Amortization of debt discount and issuance costs	2.0	—
Other, net	1.4	—
Changes in assets and liabilities:
Receivables, net	(41.9)	(100.5)
Inventory	(51.4)	61.8
Accounts payable	15.0	3.7
Other current and long-term assets and liabilities	(114.7)	28.6
Net cash provided by operating activities	974.5	1,100.8
Cash flows from investing activities:
Capital expenditures	(222.5)	(259.8)
Purchased intangibles	(14.0)	(5.9)
Purchases of marketable securities	(78.6)	(308.1)
Sales and maturities of marketable securities	100.7	358.9
Net cash used in investing activities	(214.4)	(214.9)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(83.6)	(51.3)
Repurchase of common stock - stock repurchase program	(687.4)	(195.6)
Dividends paid	(183.7)	(165.6)
Net proceeds from exercise of stock options	2.6	7.1
Proceeds from employee stock purchase plan	15.5	12.7
Payments of debt	(50.0)	—
Net cash used in financing activities	(986.6)	(392.7)
Net increase (decrease) in cash and cash equivalents	(226.5)	493.2
Cash and cash equivalents at beginning of period	882.9	566.7
Cash and cash equivalents at end of period	$656.4	$1,059.9
Supplemental cash flow disclosures:
Income taxes paid	$138.4	$73.7
Interest paid	$18.8	$—
Incentives paid in common stock	$32.2	$27.5
Non-cash investing in capital expenditures, accrued but not paid	$77.3	$124.3
Operating lease assets obtained in exchange for new lease liabilities	$57.2	$13.3
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at October 1, 2021	165.3	$41.3	—	$(1.7)	$79.6	$5,185.8	$(7.9)	$5,297.1
Net income	—	—	—	—	—	399.9	—	399.9
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.9	0.2	0.5	(80.1)	33.8	—	—	(46.1)
Share-based compensation expense	—	—	—	—	42.0	—	—	42.0
Stock repurchase program	(1.7)	(0.4)	1.7	(269.4)	0.4	—	—	(269.4)
Dividends declared	—	—	—	—	—	(92.5)	—	(92.5)
Other comprehensive income	—	—	—	—	—	—	3.2	3.2
Balance at December 31, 2021	164.5	$41.1	2.2	$(351.2)	$155.8	$5,493.2	$(4.7)	$5,334.2
Net income	—	$—	—	$—	$—	305.8	—	305.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.2	—	—	(3.5)	16.3	—	—	12.8
Share-based compensation expense	—	—	—	—	45.3	—	—	45.3
Stock repurchase program	(3.0)	(0.7)	3.0	(418.0)	0.7	—	—	(418.0)
Dividends declared	—	—	—	—	—	(91.2)	—	(91.2)
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)
Balance at April 1, 2022	161.7	$40.4	5.2	$(772.7)	$218.1	$5,707.8	$(5.0)	$5,188.6

Balance at October 2, 2020	165.6	$41.4	66.7	$(4,093.5)	$3,403.7	$4,820.4	$(7.8)	$4,164.2
Net income	—	—	—	—	—	509.3	—	509.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	0.4	(47.8)	30.1	—	—	(17.5)
Share-based compensation expense	—	—	—	—	37.4	—	—	37.4
Stock repurchase program	(1.4)	(0.4)	1.4	(195.6)	0.4	—	—	(195.6)
Dividends declared	—	—	—	—	—	(83.0)	—	(83.0)
Other comprehensive loss	—	—	—	—	—	—	0.1	0.1
Balance at January 1, 2021	164.9	$41.2	68.5	$(4,336.9)	$3,471.6	$5,246.7	$(7.7)	$4,414.9
Net income	—	—	—	—	—	325.0	—	325.0
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.2	0.1	—	(3.6)	16.9	—	—	13.4
Share-based compensation expense	—	—	—	—	41.7	—	—	41.7
Dividends declared	—	—	—	—	—	(82.6)	—	(82.6)
Other comprehensive income	—	—	—	—	—	—	(0.1)	(0.1)
Balance at April 2, 2021	165.1	$41.3	68.5	$(4,340.5)	$3,530.2	$5,489.1	$(7.8)	$4,712.3
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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2022 consists of 52 weeks and ends on September 30, 2022. Fiscal 2021 consisted of 53 weeks and ended on October 1, 2021. The three and six months ended April 1, 2022, and April 2, 2021, each consisted of 13 weeks and 26 weeks, respectively.

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

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
United States	$824.0	$635.0	$1,817.9	$1,736.6
China	154.6	285.1	388.9	497.7
South Korea	157.3	66.4	252.3	134.3
Taiwan	114.7	132.6	224.7	220.1
Europe, Middle East, and Africa	65.3	45.4	122.2	79.2
Other Asia-Pacific	19.7	7.3	40.0	13.9
Total net revenue	$1,335.6	$1,171.8	$2,846.0	$2,681.8

Net revenue by sales channel is as follows (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Distributors	$1,057.5	$1,044.3	$2,371.1	$2,415.2
Direct customers	278.1	127.5	474.9	266.6
Total net revenue	$1,335.6	$1,171.8	$2,846.0	$2,681.8
The Company’s revenue from external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company's portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	April 1, 2022	October 1, 2021	April 1, 2022	October 1, 2021
U.S. Treasury and government	$7.1	$7.6	$3.4	$6.0
Corporate bonds and notes	103.4	117.0	—	—
Municipal bonds	7.9	12.6	—	1.1
Total marketable securities	$118.4	$137.2	$3.4	$7.1
The contractual maturities of noncurrent available-for-sale marketable securities were due within two years or less. Neither gross unrealized gains and losses nor realized gains and losses were material as of April 1, 2022, and October 1, 2021, respectively.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of
	April 1, 2022				October 1, 2021
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents*	$656.4	$634.6	$21.8	$—	$882.9	$882.9	$—	$—
U.S. Treasury and government securities	10.5	—	10.5	—	13.6	2.6	11.0	—
Corporate bonds and notes	103.4	—	103.4	—	117.0	—	117.0	—
Municipal bonds	7.9	—	7.9	—	13.7	—	13.7	—
Total assets at fair value	$778.2	$634.6	$143.6	$—	$1,027.2	$885.5	$141.7	$—
* Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, commercial paper, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and six months ended April 1, 2022.

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

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	April 1, 2022		October 1, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
0.90% Senior Notes due 2023	$498.5	$489.8	$498.2	$501.0
1.80% Senior Notes due 2026	496.4	463.1	496.2	507.5
3.00% Senior Notes due 2031	494.2	448.5	494.0	514.6
Total debt	$1,489.1	$1,401.4	$1,488.4	$1,523.1

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	April 1, 2022	October 1, 2021
Raw materials	$61.5	$62.2
Work-in-process	637.7	595.9
Finished goods	225.1	224.4
Finished goods held on consignment by customers	3.9	2.5
Total inventory	$928.2	$885.0

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	April 1, 2022	October 1, 2021
Land and improvements	$11.9	$11.9
Buildings and improvements	515.6	470.7
Furniture and fixtures	67.4	60.2
Machinery and equipment	3,190.1	2,990.2
Construction in progress	180.5	177.0
Total property, plant, and equipment, gross	3,965.5	3,710.0
Accumulated depreciation	(2,387.1)	(2,208.4)
Total property, plant, and equipment, net	$1,578.4	$1,501.6

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and six months ended April 1, 2022.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three and six months ended April 1, 2022.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	April 1, 2022			October 1, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships and backlog	2.3	154.6	(79.0)	75.6	174.3	(44.0)	130.3
Developed technology and other	4.1	1,154.6	(120.9)	1,033.7	1,036.9	(88.0)	948.9
Technology licenses	2.6	61.4	(32.7)	28.7	48.4	(23.9)	24.5
In-process research and development		427.7	—	427.7	594.9	—	594.9
Total intangible assets		$1,798.3	$(232.6)	$1,565.7	$1,854.5	$(155.9)	$1,698.6
Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. During the three and six months ended April 1, 2022, $167.2 million of in-process research and development (“IPR&D”) assets were transferred to definite-lived intangible assets, and are being amortized over their weighted-average useful lives of 6.6 years. Amortization expense related to definite-lived intangible assets was $65.9 million and $145.9 million for the three and six months ended April 1, 2022, respectively. Amortization expense related to definite-lived intangible assets was $9.5 million and $17.5 million for the three and six months ended April 2, 2021, respectively.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2022	2023	2024	2025	2026	Thereafter
Amortization expense	$130.7	$198.2	$150.7	$133.4	$119.8	$405.2

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
United States income taxes	34.3	36.4	52.7	77.4
Foreign income taxes	14.0	14.1	31.9	34.6
Provision for income taxes	$48.3	$50.5	$84.6	$112.0

Effective tax rate	13.7%	13.4%	10.7%	11.8%
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and six months ended April 1, 2022, and April 2, 2021, respectively, resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), windfall tax deductions, and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and tax expense related to a change in the reserve for uncertain tax positions.

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

During the three months ended April 1, 2022, the Company paid $418.0 million (including commissions) in connection with the repurchase of 3.0 million shares of its common stock (paying an average price of $138.46 per share). During the six months ended April 1, 2022, the Company paid $687.4 million (including commissions) in connection with the repurchase of 4.7 million shares of its common stock (paying an average price of $146.03 per share), all of which shares were repurchased pursuant to the January 26, 2021, stock repurchase program. As of April 1, 2022, $1.3 billion remained available under the January 26, 2021, stock repurchase program.

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

Dividends
On May 3, 2022, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.56 per share. This dividend is payable on June 14, 2022, to the Company’s stockholders of record as of the close of business on May 24, 2022.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	2022		2021
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.56	$92.5	$0.50	$83.0
Second quarter	0.56	91.2	0.50	82.6
Total dividends	$1.12	$183.7	$1.00	$165.6

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Consolidated Statements of Operations (in millions):

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Cost of goods sold	$6.3	$12.7	$14.9	$19.1
Research and development	27.3	24.0	50.2	44.3
Selling, general, and administrative	22.1	19.7	41.0	37.4
Total share-based compensation	$55.7	$56.4	$106.1	$100.8

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Net income	$305.8	$325.0	$705.7	$834.3

Weighted average shares outstanding – basic	163.7	165.0	164.4	165.2
Dilutive effect of equity-based awards	0.7	1.8	1.0	1.7
Weighted average shares outstanding – diluted	164.4	166.8	165.4	166.9

Net income per share – basic	$1.87	$1.97	$4.29	$5.05
Net income per share – diluted	$1.86	$1.95	$4.27	$5.00

Anti-dilutive common stock equivalents	0.9	—	0.6	—
Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three and six months ended April 1, 2022, and April 2, 2021, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.     SUPPLEMENTAL FINANCIAL INFORMATION

Other current liabilities consist of the following (in millions):

	As of
	April 1, 2022	October 1, 2021
Accrued taxes	$64.3	$88.6
Short-term operating lease liabilities	19.2	33.0
Accrued customer liabilities	151.2	119.7
Other	43.7	45.9
Total other current liabilities	$278.4	$287.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “seek,” “should,” “will,” “would,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the possible impacts of geopolitical conflicts, inflation, and the COVID-19 pandemic, as well as the development of new products, enhancements of technologies, sales levels, expense levels, the benefits of acquisitions we have made or may make in the future, and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management as of the date the statement is first made, such statements can only be based on facts and factors then known by us. Consequently, forward-looking statements involve inherent risks and uncertainties, and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in, or anticipated by, the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in this Quarterly Report on Form 10-Q and the 2021 10-K, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of the initial filing of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements.

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

RESULTS OF OPERATIONS

Three and Six Months Ended April 1, 2022, and April 2, 2021
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.3	50.6	52.5	50.0
Gross profit	47.7	49.4	47.5	50.0
Operating expenses:
Research and development	12.0	11.2	11.0	9.4
Selling, general, and administrative	6.2	6.0	5.8	5.1
Amortization of intangibles	1.6	0.2	1.9	0.2
Restructuring, impairment, and other charges	0.4	—	0.2	—
Total operating expenses	20.2	17.4	18.9	14.7
Operating income	27.5	32.0	28.6	35.3
Interest expense	(0.9)	—	(0.8)	—
Other income (expense), net	(0.1)	—	—	—
Income before income taxes	26.5	32.0	27.8	35.3
Provision for income taxes	3.6	4.3	3.0	4.2
Net income	22.9%	27.7%	24.8%	31.1%

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

General
During the three months ended April 1, 2022, the following key factors contributed to our overall results of operations, financial position, and cash flows:
•Net revenue increased to $1,335.6 million for the three months ended April 1, 2022, as compared to $1,171.8 million for the corresponding period in fiscal 2021, driven primarily by our prior year fourth quarter acquisition to support high-growth market segments, including electric and hybrid vehicles, industrial and motor control, power supply, 5G wireless infrastructure, optical data communication and data center, automotive, and smart home. The increase in net revenue was also driven in part by an increase in demand for next-generation wireless connectivity products, including 5G and advanced Wi-Fi solutions, from major OEMs and the associated increases in average content per device for these products, partially offset by a decrease in demand for our mobile products from smartphone customers in China.

•Our ending cash, cash equivalents, and marketable securities balance decreased to $778.2 million. The decrease in cash, cash equivalents, and marketable securities during the three months ended April 1, 2022, was primarily due to the repurchase of 3.0 million shares of common stock for $418.0 million, capital expenditures of $126.7 million, and dividend payments of $91.2 million, partially offset by cash generated from operations of $392.9 million.

Net Revenue

	Three Months Ended			Six Months Ended
	April 1, 2022	Change	April 2, 2021	April 1, 2022	Change	April 2, 2021
(dollars in millions)
Net revenue	$1,335.6	14.0%	$1,171.8	$2,846.0	6.1%	$2,681.8
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

The increase in net revenue for the three and six months ended April 1, 2022, as compared with the corresponding periods in fiscal 2021, was driven primarily by our prior year fourth quarter acquisition to support high-growth market segments, including electric and hybrid vehicles, industrial and motor control, power supply, 5G wireless infrastructure, optical data communication and data center, automotive, and smart home. The increase in net revenue was also driven in part by an increase in demand for next-generation wireless connectivity products, including 5G and advanced Wi-Fi solutions, from major OEMs and the associated increases in average content per device for these products, partially offset by a decrease in demand for our mobile products from smartphone customers in China.

Gross Profit

	Three Months Ended			Six Months Ended
	April 1, 2022	Change	April 2, 2021	April 1, 2022	Change	April 2, 2021
(dollars in millions)
Gross profit	$637.6	10.2%	$578.4	$1,352.4	0.9%	$1,340.1
% of net revenue	47.7%		49.4%	47.5%		50.0%
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

The increase in gross profit for the three and six months ended April 1, 2022, as compared with the corresponding periods in fiscal 2021, was primarily the result of a favorable product mix including volume increases for new product introductions with a gross profit impact of $110.9 million and $220.7 million, respectively, partially offset by lower comparable unit volumes and an increase in amortization of acquisition intangibles, including inventory step-up, due to additional intangible assets acquired during the fourth quarter of fiscal 2021.

Research and Development

	Three Months Ended			Six Months Ended
	April 1, 2022	Change	April 2, 2021	April 1, 2022	Change	April 2, 2021
(dollars in millions)
Research and development	$160.7	23.0%	$130.7	$311.9	23.6%	$252.3
% of net revenue	12.0%		11.2%	11.0%		9.4%
Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation, and testing of new devices, masks, engineering prototypes, and design tool costs.

The increase in research and development expenses for the three and six months ended April 1, 2022, as compared with the corresponding periods in fiscal 2021, was primarily related to headcount-related expenses, including share-based compensation, as a result of our increased investment in developing new technologies and products. The increase in headcount was partially due to our acquisition in the fourth quarter of fiscal 2021.

Selling, General, and Administrative

	Three Months Ended			Six Months Ended
	April 1, 2022	Change	April 2, 2021	April 1, 2022	Change	April 2, 2021
(dollars in millions)
Selling, general, and administrative	$83.0	18.1%	$70.2	$165.1	20.6%	$136.9
% of net revenue	6.2%		6.0%	5.8%		5.1%
Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses for the three and six months ended April 1, 2022, as compared with the corresponding periods in fiscal 2021, was primarily related to increases in headcount-related expenses, including share-based compensation. The increase in headcount was primarily due to our acquisition in the fourth quarter of fiscal 2021.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
	April 1, 2022	Change	April 2, 2021	April 1, 2022	Change	April 2, 2021
(dollars in millions)
Amortization of intangibles	$21.9	682.7%	$2.8	$55.2	903.6%	$5.5
% of net revenue	1.6%		0.2%	1.9%		0.2%
The increase in amortization expense for the three and six months ended April 1, 2022, as compared with the corresponding periods in fiscal 2021, was primarily due to the intangible assets acquired during the fourth quarter of fiscal 2021.

Interest Expense

	Three Months Ended			Six Months Ended
	April 1, 2022	Change	April 2, 2021	April 1, 2022	Change	April 2, 2021
(dollars in millions)
Interest expense	$(11.4)	100.0%	$—	$(22.3)	100.0%	$—
% of net revenue	(0.9)%		—%	(0.8)%		—%
The increase in interest expense for the three and six months ended April 1, 2022, as compared with the corresponding periods in fiscal 2021, was due to the issuance of the Notes (as defined below) in May 2021 and the borrowing of the Term Loans (as defined below) in July 2021.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	April 1, 2022	Change	April 2, 2021	April 1, 2022	Change	April 2, 2021
(dollars in millions)
Provision for income taxes	$48.3	(4.4)%	$50.5	$84.6	(24.5)%	$112.0
% of net revenue	3.6%		4.3%	3.0%		4.2%
We recorded a provision for income taxes of $48.3 million (which consisted of $34.3 million and $14.0 million related to United States and foreign income taxes, respectively) and $84.6 million (which consisted of $52.7 million and $31.9 million related to United States and foreign income taxes, respectively) for the three and six months ended April 1, 2022, respectively.

The decrease in income tax expense for the three and six months ended April 1, 2022, as compared with the corresponding periods in fiscal 2021, was primarily due to a decrease in income from operations and an increase in windfall tax deductions.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in millions)	April 1, 2022	April 2, 2021
Cash and cash equivalents at beginning of period	$882.9	$566.7
Net cash provided by operating activities	974.5	1,100.8
Net cash used in investing activities	(214.4)	(214.9)
Net cash used in financing activities	(986.6)	(392.7)
Cash and cash equivalents at end of period	$656.4	$1,059.9

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $126.3 million decrease in cash provided by operating activities during the six months ended April 1, 2022, as compared with the corresponding period in fiscal 2021, was primarily related to unfavorable changes in working capital of $186.6 million, due primarily to changes in inventory and increases in cash deposits with suppliers and customers.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid related to the purchase of marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $0.5 million decrease in cash used in investing activities during the six months ended April 1, 2022, as compared with the corresponding period in fiscal 2021, was primarily related to a $37.3 million decrease in cash used for capital expenditures, partially offset by a $28.7 million decrease in the net sales of marketable securities.

Cash used in financing activities:
Cash used in financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $593.9 million increase in cash used in financing activities during the six months ended April 1, 2022, as compared with the corresponding period in fiscal 2021, was primarily related to an increase of $491.8 million in stock repurchase activity, a $50.0 million repayment of Term Loans, an increase of $32.3 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards, and an increase of $18.1 million in dividend payments.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $778.2 million as of April 1, 2022, representing a decrease of $249.0 million from October 1, 2021. The decrease during the six months ended April 1, 2022, resulted primarily from the repurchase of 4.7 million shares of common stock for $687.4 million, capital expenditures of $222.5 million, and dividend payments of $183.7 million, partially offset by cash generated from operations of $974.5 million.

We have outstanding $500.0 million of Notes Due 2023, $500.0 million of Notes Due 2026, and $500.0 million of Notes Due 2031 (the “Notes”). We have a term credit agreement (the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). On July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price for the Infrastructure and Automotive business of Silicon Laboratories Inc. and to pay fees and expenses incurred in connection therewith. During the six months ended April 1, 2022, we repaid $50.0 million of outstanding borrowings under the Term Loans. As of April 1, 2022, there were $700.0 million of borrowings outstanding under the Term Credit Agreement. We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of April 1, 2022, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our Term Credit Facility, which has variable interest rates, and our investment portfolio. As of April 1, 2022, there were $700.0 million of borrowings outstanding under the Term Credit Agreement and a potential change in the associated interest rates would be immaterial to the results of our operations. Our investment portfolio consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $656.4 million, and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, and municipal bonds) that total approximately $118.4 million and $3.4 million within short-term and long-term marketable securities, respectively, as of April 1, 2022.

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

Based on our results of operations for the three and six months ended April 1, 2022, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three and six months ended April 1, 2022, we had no outstanding foreign currency forward or options contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of April 1, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended April 1, 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
01/01/22 - 01/28/22	500,000		$156.10	500,000	$1.7 billion
01/29/22 - 02/25/22	1,895,428	(2)	$137.12	1,887,996	$1.4 billion
02/26/22 - 04/01/22	649,644	(3)	$128.63	631,142	$1.3 billion
Total	3,045,072			3,019,138
(1) The stock repurchase program approved by the Board of Directors on January 26, 2021, authorizes the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements, and is scheduled to expire on January 26, 2023.
(2) 1,887,996 shares were repurchased at an average price of $137.11 per share as part of our stock repurchase program, and 7,432 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $139.59 per share.
(3) 631,142 shares were repurchased at an average price of $128.50 per share as part of our stock repurchase program, and 18,502 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $133.05 per share.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended					X

10.2*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors					X

10.3*	Change in Control / Severance Agreement, dated November 9, 2016, between the Company and Reza Kasnavi					X

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

SKYWORKS SOLUTIONS, INC.

Date:	May 3, 2022	By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)