Form 10-K
period 2022-09-30
SKYWORKS SOLUTIONS, INC.
filed 2022-11-23
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepares or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter April 1, 2022) was approximately $21.3 billion. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 11, 2022, was 160,161,064.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2023 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 30, 2022

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

In this document, the words “we”, “our”, “ours”, “us”, “Skyworks”, and “the Company” refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity. In addition, the following is a list of industry terms that may be referenced throughout the document:
•5G (Fifth Generation): next-generation cellular network technology
•ASoC (Analog System on Chip): combines the required electronic circuits of various computer components into a single, integrated chip
•BAW (Bulk Acoustic Wave): electrical input signal is converted to an acoustic wave for filtering and converted back into an electrical signal by a metal-piezo-metal vertical structure
•DC (Direct Current): unidirectional flow of an electrical charge
•IoT (Internet of Things): the interconnection of uniquely identifiable embedded computing devices within the existing internet infrastructure
•LED (Light Emitting Diode): a two-lead semiconductor light source
•LTE (Long-Term Evolution): 4th generation (“4G”) radio technologies designed to increase the capacity and speed of mobile telephone networks

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

PART l

ITEM 1. BUSINESS.

Skyworks Solutions, Inc., together with its consolidated subsidiaries (“Skyworks” or the “Company”), is empowering the wireless networking revolution. The Company’s highly innovative analog and mixed-signal semiconductors are connecting people, places, and things, spanning a number of new and previously unimagined applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, defense, entertainment and gaming, industrial, medical, smartphone, tablet, and wearable markets.

Over the past two decades, Skyworks has made critical investments to power this connectivity transformation, addressing key network technologies from cellular to advanced Wi-Fi®, enhanced GPS, and Bluetooth®, among others. Capitalizing on both organic growth and strategic acquisitions, we are gaining momentum in high-growth verticals, while at the same time, diversifying our revenue and customer set.

In July 2021, we acquired the Infrastructure and Automotive business of Silicon Laboratories Inc. (the “Acquisition”). The Acquisition has accelerated our expansion into high-growth market segments, including electric and hybrid vehicles, industrial and motor control, power supply, 5G wireless infrastructure, optical data communication, data center, automotive, smart home, and several other applications.

Our key customers include Amazon, Apple Inc. (“Apple”), Arcadyan, Arris, Bose, Cisco, DJI, Ericsson, Garmin, Gemalto (a Thales company), General Electric, Fibocom, Google, Honeywell, Itron, Lenovo, LG Electronics, Microsoft, Motorola, NETGEAR, Nokia, Northrop Grumman, OPPO, Rockwell Collins, Sagemcom, Samsung, Sierra Wireless, Sonos, Sony, Technicolor, Telit, VIVO, Xiaomi, and ZTE. Our competitors include Analog Devices, Broadcom, Cirrus Logic, Murata Manufacturing, NXP Semiconductors, Qorvo, Qualcomm, and Texas Instruments.

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

We see a continued expansion in data consumption, dependent on seamless, reliable, and ubiquitous wireless connectivity. A few statistics illustrate this point. According to the 2021 Ericsson Mobility Report, global wireless data traffic is expected to grow at a 27% annual rate over the next five years. Machine-to-machine connections, the fastest-growing IoT category, is expected to soon surpass 15 billion devices. By 2030, we expect there will be 650 million connected cars worldwide, each consuming 25 times the data that we see in today’s smartphones. We are helping to enable these opportunities with highly customized solutions supporting a broad set of wireless systems and protocols including cellular, 5G, Wi-Fi, GPS, Bluetooth, Accutime™, HD-Radio™, LoRa®, Thread®, and Zigbee®. In addition, next-generation Wi-Fi 6 and 6E products are emerging as the standard offering across enterprise, carrier, and retail segments and are expected to accelerate the deployment of IoT devices.

Looking forward, we see significant growth opportunities for our industry and for Skyworks. The key catalyst is the increasing demand for wireless data as the world embraces 5G and other advanced connectivity technologies.

Solving Connectivity Challenges
Highly integrated semiconductor solutions are playing an increasingly essential and pivotal role in the deployment of next-generation standards by resolving the daunting analog, mixed-signal, and RF complexities that are challenging the capabilities of existing hardware and the supporting network infrastructure. Delivering on these design challenges requires broad competencies including signal transmission and conditioning, the ability to ensure seamless hand-offs between multiple standards, power management, voltage regulation, battery charging, advanced filtering, and tuning.

We are at the forefront of this new era of connectivity, delivering the solutions that help enable the true potential of 5G and the IoT. We have a rich heritage in analog systems design and have spent years investing in key technologies and resources. Our strength is underpinned by world-class performance and scale across a broad array of capabilities that include advanced TC-SAW and BAW filters, an expanded family of MIMO, ultra-high band, and diversity receive modules, timing devices, and digital power isolators. From our breakthrough Sky5® unifying platform to our 5G small cell solutions, our approach across both infrastructure and user equipment facilitates powerful, high-speed, end-to-end 5G connectivity.

Skyworks' Strategy
Our ambitious vision is to connect everyone and everything, all the time. Major elements of our strategy include:

Industry-Leading Technology
As the industry migrates to more complex 5G architectures across a multitude of wireless applications, we are well-positioned to help mobile device manufacturers handle growing levels of system complexity across both the transmit and receive chains. The trend towards increasing front-end and analog design challenges in smartphones and other platforms plays directly into our core strengths and positions us to address these challenges. We believe that we offer the broadest portfolio of radio and analog solutions from the transceiver to the antenna as well as all required manufacturing process technologies. We also hold strong technology leadership positions in passive devices, advanced integration, including proprietary shielding and 3-D die stacking, as well as SAW, TC-SAW, and BAW filters. Our product portfolio is reinforced by a library of approximately 4,600 worldwide patents and other intellectual property that we own and control. Together, our industry-leading technology enables us to deliver the highest levels of product performance and integration.

Customer Relationships
Given our scale and technology leadership, we are engaged with all of the major original equipment manufacturers (“OEMs”), smartphone providers, and baseband reference design partners in the analog and mixed-signal semiconductor industry. Our customers value the scale of our global supply chain, our innovative technology, our ability to curate and deliver unique solutions, and our system engineering expertise, resulting in deep customer loyalty. We partner with our customers to support their long-term product road maps and are valued as a system solutions provider rather than just a point product vendor.

Diversification
We are diversifying our business by expanding our addressable markets and broadening our product portfolio to reach a wider array of global customers. With the increasing adoption of 5G and the opportunity to enable more applications, we are growing our business beyond mobile devices (where we support all top-tier manufacturers, including the leading smartphone suppliers and key baseband vendors) into additional high-performance analog markets, including automotive, home and factory automation, data center, solar, wireless infrastructure, aerospace and defense, medical, smart energy, and wireless networking. In these markets we leverage our scale, intellectual property, and worldwide distribution network, which spans more than 6,000 customers and 7,600 unique products.

Delivering Operational Excellence
We vertically integrate our supply chain where we can differentiate ourselves with highly specialized internal manufacturing capabilities or enter into alliances and strategic relationships for leading-edge technologies. This hybrid manufacturing model allows us to better balance our manufacturing capacity with the demand of the marketplace, resulting in a strong return on invested capital on a broader range of revenue.

Additionally, we continue to drive reductions in product design and manufacturing cycle times and further improve product yields. The combination of agile, flexible capacity, and world-class module manufacturing and scale advantage allows us to achieve low product costs while integrating multiple technologies into highly sophisticated multi-chip modules and helping to ensure stable supply to our global customer base.

Maintaining a Performance-Driven Culture
We consider our people and corporate culture to be a competitive advantage and a key component of our corporate strategy. We create key performance indicators that align employee efforts and link responsibilities with performance measurement. Accountability is paramount, and we compensate our employees through a pay-for-performance methodology.

Generating Superior Operating Results and Stockholder Returns
We believe our manufacturing scale, broad product portfolio, strong profitability, and consistent cash flow generation position us to provide superior results and strong returns to our stockholders.

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

Customer Concentration
A small number of OEMs historically has accounted for a significant portion of our net revenue. In the fiscal years ended September 30, 2022 (“fiscal 2022”), October 1, 2021 (“fiscal 2021”), and October 2, 2020 (“fiscal 2020”), Apple, through sales to multiple distributors and contract manufacturers for multiple applications including smartphones, tablets, desktop and notebook computers, watches, and other devices, constituted more than ten percent of our net revenue. For further information regarding customer concentrations, see Note 15 to Item 8 of this Annual Report on Form 10-K.

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

Competitive Conditions
The competitive environment in the semiconductor industry is in a constant state of flux, with new products continually emerging and existing products approaching technological obsolescence. We compete on the basis of time-to-market, new product innovation, quality, performance, price, compliance with industry standards, strategic relationships with customers and baseband vendors, personnel, and protection of our intellectual property. We participate in highly competitive markets against numerous competitors that may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or may be able to devote greater resources to the development, promotion, and sale of their products.

Research and Development
Our products and markets demand rapid technological advancements requiring a continuous effort to enhance existing products and develop new products and technologies. Accordingly, we maintain a high level of research and development activity. We invested $617.9 million, $532.3 million, and $464.1 million in research and development during fiscal 2022, fiscal 2021, and fiscal 2020, respectively. The growth in research and development expenses were the result of increases in our internal product designs and product development activity for our target markets in each of these fiscal years. Our research and development expenses include new product development and innovations in integrated circuit design, investment in advanced semiconductor manufacturing processes, development of new packaging and test capabilities, and research on next-generation technologies and product opportunities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands.

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

Government Regulations
We are subject to international, federal, state, and local legislation, regulations, and other requirements relating to the discharge of substances into the environment; the treatment, transport, and disposal of hazardous wastes; recycling and product packaging; worker health and safety; and other activities affecting the environment, our workforce, and the management of our manufacturing operations. In addition, most of our customers have mandated that our operations and our products comply with various “green” initiatives and workers’ rights initiatives initiated by such customers, industry groups in which such customers participate, or the jurisdictions in which such customers operate. We believe that our operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws. Our efforts to comply with environmental laws and worker health and safety laws could have material impacts on our capital expenditures, competitive position, or financial condition, though the magnitude and duration of such impacts are uncertain and difficult to quantify.

We are also subject to import/export controls, tariffs, and other trade-related regulations and restrictions in the countries in which we have operations or otherwise do business. These controls, tariffs, regulations, and restrictions (including those discussed below in Item 1A, Risk Factors) have had, and we believe may continue to have, a material impact on our business, including our ability to sell products and to manufacture or source components.

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

Employees
Our workforce consists of approximately 11,150 employees located around the world, more than 99% of whom are full-time employees. As of September 30, 2022:

•Our workforce was distributed geographically approximately as follows: 55% in Mexico, 24% in the United States, 20% in Asia, 1% in Canada, and less than 1% in Europe.
•Our workforce was distributed by function approximately as follows: 47% in individual contributor manufacturing roles, 32% in engineering or technician roles, 10% in managerial roles, and 11% in professional or other administrative roles.
•Approximately 4,100 of our employees in Mexico, 290 of our employees in Singapore, and 460 of our employees in Japan were covered by collective bargaining and other union agreements.

We focus on attracting and retaining employees by providing compensation and benefits packages that are competitive within the applicable market for each position. Nearly all full-time employees across the globe are eligible to participate in one of the Company’s incentive plans, under which payments are tied to pre-established performance goals, as well as to purchase shares of the Company’s common stock at a discount from its market price pursuant to the Company’s employee stock purchase plans. In addition, we believe that developing our employees’ skill sets and decision-making abilities—through challenging project assignments, formal training, mentorship, and recognition—is key not only to our employees’ job satisfaction and our retention efforts, but also to maintaining a strong leadership pipeline.

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
We derive significant revenues from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. We have suppliers located outside the United States, including third-party packaging, assembly, and test facilities and semiconductor foundries located in the Asia-Pacific region. We also operate our own wafer fabrication facilities in Osaka, Japan, as well as packaging, assembly, and test facilities in Singapore and in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating in multiple jurisdictions. These include, but are not limited to, risks regarding:
•Recession or economic downturn globally or in the jurisdictions in which we do business,
•currency controls and currency exchange rate fluctuations, including increases or decreases in commodities prices related to such fluctuations,
•inflation, as well as changes in existing and expected rates of inflation, which may vary across the jurisdictions in which we do business,
•interest rates, as well as changes in existing and expected interest rates, which may vary across the jurisdictions in which we do business,
•global, regional, and local economic and political conditions, including, but not limited to, social, economic, political, and supply chain instability related to the uncertainty regarding the relationships among the United States, China, Taiwan, Russia, Mexico, North Korea, Middle Eastern countries, other foreign countries, and the international community at large, as well as related to armed conflicts, such as the conflict between Russia and Ukraine, that exist, or in the future could exist, in various jurisdictions around the world,
•restrictive governmental actions (such as restrictions on transfer of funds, restrictions on individuals’ movement, including travel restrictions, quarantines, lockdowns, and curfews, and trade protection measures, including export duties, quotas, customs duties, border taxes, border closures, increased import or export controls, and tariffs), or actions by non-governmental individuals and groups (such as protests, boycotts, insurgencies, organized crime, and general civil unrest), that could negatively impact trade between, or increase the cost of operating in, the countries in which we do business,
•labor market conditions and laws,
•disruptions of capital and trading markets,
•difficulty in collecting, or failure to collect, accounts receivable, as well as longer collection periods,
•changes in, or non-compliance with, legal or regulatory import/export requirements, including restrictions on selling to certain customers or into certain jurisdictions,
•natural disasters and severe weather events, including, but not limited to, earthquakes, wildfires, droughts, hurricanes, tsunamis, rising sea levels, as well as other impacts of climate change,
•acts of terrorism, widespread illness or other deterioration of public health conditions, and war,
•misappropriation or other unauthorized transfers of our electronic information and breaches of our information systems, as well as the potential lack of adequate remedies in certain jurisdictions,
•difficulty in engaging distribution partners or obtaining sales or other business support in certain jurisdictions,
•cultural differences in the conduct of business,
•direct or indirect government actions, subsidies, or policies aimed at supporting local industry,
•the laws and policies of the United States and other countries affecting trade, foreign investment and loans, foreign travel, and import or export licensing requirements, including, but not limited to, prohibitions on certain trade and other activities in China, Russia, Belarus, and portions of Ukraine,
•withdrawal from, or renegotiation of, existing trade agreements by the United States (or other jurisdictions) potentially affecting Mexico, China, and other countries in which we do business,
•changes in current or future tax law or regulations or new interpretations thereof, by federal or state agencies or foreign governments,
•changes in the effective tax rate as a result of our overall profitability and mix of earnings in countries with differing statutory tax rates,
•results of audits and examination of previously filed tax returns, and

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
Some of the countries in which we operate and seek to expand are in emerging markets where legal systems may be less developed or familiar to us, potentially impacting our ability to obtain appropriate recourse in the event of a dispute. Other jurisdictions in which we conduct business have established, or may establish, legal and regulatory regimes that differ materially from United States laws and regulations. It is costly, time-consuming, and requires significant resources to comply with the numerous, and sometimes conflicting, legal regimes in the jurisdictions in which we conduct business on matters as diverse as anti-corruption, anti-bribery, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, competition, data privacy and protection, employment, and labor relations. Violations of one or more of these legal regimes’ laws and regulations in the conduct of our business could result in significant fines, penalties, or monetary damages, criminal sanctions against us or our officers, prohibitions on doing business, unfavorable publicity and other reputation damage, restrictions on our ability to process information, and allegations by our clients that we have not performed our contractual obligations.
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
•We have recently experienced, and expect to continue experiencing, reduced demand for certain of our products as a result of certain customers’ difficulty obtaining materials, components, and services due to disruptions in such customers’ supply chains. While the government-mandated shutdowns in various regions of China during fiscal 2022 did not directly impact any of our manufacturing facilities, the shutdowns did result in limited supply constraints within our supply chain, as well as significant supply constraints for certain of our customers, which resulted in short-term reductions in such customers’ demand for our products. We may continue to experience large fluctuations in demand for certain of our products, which could be exacerbated by global supply chain challenges or by a continued or deepening global economic downturn or recession.
•In the event that our manufacturing operations in Mexicali, Mexico, become subject to significant restrictions or are suspended again, as they were for two weeks in April 2020 pursuant to a government order, or in the event that one or more of our other facilities is forced to suspend or limit its activities, we may again experience reductions in production levels, which would limit our ability to meet customer demand and impact our operating results.
•Over the course of the pandemic, we have implemented certain measures at our facilities worldwide in an effort to protect our employees’ health and well-being, some of which have reduced the overall efficiency of our operations and increased manufacturing costs. Many of our non-manufacturing employees transitioned to working from home on a mandatory or voluntarily basis for a prolonged period of time, and our return-to-office plans have in some cases led to employee attrition. We expect that pandemic-related changes in workforce patterns may result in additional attrition, difficulty in hiring, and reduced productivity.
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
We are subject to the risks of doing business in China.
Demand from Chinese customers may be adversely affected by China’s evolving laws and regulations, including those relating to taxation, import and export tariffs and restrictions, currency controls, environmental regulations, information security, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent, and the potential issuance of new laws and regulations creates uncertainty. In addition, changes in the political environment, governmental policies, United States-China relations, or China-Taiwan relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties, or currency revaluations, any of which could have an adverse effect on our business plans and operating results. In particular, the imposition by the United States of tariffs on goods imported from China, or deemed to be of Chinese origin, and other government actions that restrict our ability to sell our products to Chinese customers or to manufacture or source components in China, and countermeasures imposed by China in response, could directly or indirectly adversely impact our manufacturing costs, the availability and cost of materials, and the sales of our products in China and elsewhere. For example, the U.S. government has recently expanded export restrictions, and might continue expanding export restrictions, by adding certain Chinese entities to the U.S. Bureau of Industry and Security’s Entity List (the “Entity List”), which has, and could in the future, limit our ability to sell to certain of those entities and to third parties that do business with those entities. These restrictions have negatively impacted, and may continue to negatively impact, sales of our products. In the future, we may be prevented from shipping, or be required to obtain a license to ship, our products to certain customers if they are added to the Entity List. In addition, geopolitical changes in China-Taiwan relations could disrupt the operations of several companies in Taiwan that are suppliers to, or third-party partners of, the Company, our customers, and our customers’ other suppliers. Disruption of certain critical operations in Taiwan would adversely affect our ability to manufacture certain products and would likely have substantial negative effects on the entire semiconductor industry. Further, the evolving labor market and increasing labor unrest in China may have a negative impact on our customers, which would result in a negative impact on our business, results of operations, and financial condition. Finally, China’s investments in technology development and manufacturing capability in support of its stated policy of reducing its dependence on foreign semiconductor manufacturers and other technology companies has likely already resulted, and we expect will continue to result, in reduced demand for our products in China and other key markets as well as reduced supply of critical materials for our products.
Changes in tax laws and regulations could have an adverse impact on our operating results.
We are subject to taxation in many different countries and localities worldwide. To the extent the tax laws and regulations in these various countries and localities could change, our tax liability in general could increase.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Reform Act”), which significantly reformed the U.S. Internal Revenue Code of 1986, as amended, and has had, and may continue to have, a significant impact on our operations. Beginning in fiscal year 2023, for U.S. income tax purposes we will be required to capitalize our research and development expenses and amortize them over five or fifteen years, rather than deduct them in the year incurred, which we expect will increase our taxes payable, resulting in reduced cash flows. Furthermore, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax of 15% on adjusted financial statement income for certain corporations, as well as an excise tax on corporate stock repurchases. Although we are currently evaluating the impact this law may have, we do expect our effective tax rate to increase in fiscal year 2024.
Because the changes in U.S. tax law require a number of complex calculations that previously were not required, our actual tax liability may differ materially from our income tax provisions, estimates, and accruals. Changes in our interpretations and assumptions, as well as additional guidance issued under these laws, could increase income tax liabilities and/or reduce certain tax benefits. In addition, it is uncertain if and to what extent various states will conform to changes to tax law.
Future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to initiatives related to the Base Erosion and Profit Shifting Project of the Organisation for Economic Co-Operation and Development; the European Commission’s “state aid” investigations; enactment of a global corporate minimum tax; and other developments could have an adverse effect on the taxation of international businesses, including our own. Furthermore, countries where we are subject to taxes, including the United States, evaluate their tax policies and rules on a regular basis, and we may see significant changes in legislation and regulations concerning taxation.
We are unable to predict what tax changes may be enacted in the future or what effect such changes would have on our business, but such changes could affect our effective tax rates in countries where we have operations and could have an adverse effect on our overall tax position in the future, along with increasing the complexity, burden, and cost of tax compliance.
Risks associated with the development, manufacturing, and sale of our products
Our operating results may be adversely affected by quarterly and annual fluctuations, market downturns, and recessions.
Our revenues, earnings, and other operating results may fluctuate significantly on a quarterly and annual basis. These fluctuations are typically the result of a number of factors, many of which are beyond our control.
These factors include, among others:
•delays in the widespread deployment of commercial 5G networks,
•changes in end-user demand for the products manufactured and sold by our customers,
•the effects of competitive pricing pressures, including decreases in average selling prices of our products,
•production capacity levels and fluctuations in manufacturing yields,
•availability and cost of materials and services from our suppliers,
•the gain or loss of significant customers,
•our ability to develop, introduce, and market new products and technologies on a timely basis,
•market acceptance of our products and our customers’ products (including, but not limited to, market acceptance of new, emerging technologies),
•new product and technology introductions by competitors,
•delays in the adoption of standards by standard-setting bodies and delays in the commercial deployment or consumer adoption of certain technologies,
•actions by government regulators to restrict or delay the availability of sufficient spectrum for wireless technologies, including technologies that utilize unlicensed spectrum and/or shared spectrum,
•changes in consumers’ purchasing behaviors, including the rates at which they replace smartphones and other devices that utilize our products,
•changes to promotions, rebates, and discounts offered by carriers in certain geographic regions for smartphones and other devices that utilize our products,
•increasing industry consolidation among our competitors,
•changes in the mix of products produced and sold, and
•intellectual property disputes, including those concerning payments associated with the licensing and/or sale of intellectual property, and related remedies (e.g., monetary damages, injunctions, or exclusion orders affecting our or our customers’ products).
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
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business, results of operations, and financial condition could be materially and adversely impacted, which could adversely affect our stock price. In each of fiscal 2022, fiscal 2021, and fiscal 2020, one customer accounted for greater than ten percent of our net revenue. For further discussion see Note 15 to Item 8 of this Annual Report on Form 10-K.
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
While we maintain insurance coverage to mitigate business continuity risks, among other risks, such coverage may be insufficient to cover all losses or all types of claims that may arise. Due to the highly specialized nature of our manufacturing processes, in the event of a disruption in production at one or more of our facilities for any reason, alternative production capacity would not be immediately available from third-party sources. These disruptions could have a material adverse effect on our business, results of operations, and financial condition. Our key facilities include, but are not limited to, our semiconductor wafer fabrication facilities in Newbury Park, California, and Woburn, Massachusetts, our SAW, TC-SAW, and BAW filter wafer fabrication facilities in Osaka, Japan, and our assembly and test facilities in Mexicali, Mexico, and in Singapore.
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
Although we own and operate assembly and test facilities, as part of our supply resilience and business continuity strategies we still depend on subcontractors to package, assemble, and test certain of our products at cost-competitive rates. For those assembly and test subcontractors with whom we do not have long-term agreements, we typically procure services on a per-order basis. If any of our subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner and/or at cost-competitive rates. Due to the amount of time that it usually takes us to qualify assembly and test subcontractors, we could experience significant delays and/or increased costs in product shipments if we are required to find alternative assembly and test subcontractors for our components. Any problems that we may encounter with the delivery, quality, or cost of our products could damage our customer relationships and materially and adversely affect our business, results of operations, and financial condition.
During fiscal 2022, we entered into long-term capacity reservation and supply agreements with certain third-party foundries. These agreements may cease to be commercially reasonable if overall market demand or pricing is reduced, and they may have an adverse effect on our operating results in the event our future supply needs are reduced below the minimum order commitments. Furthermore, even with such agreements, we remain subject to risks that a supplier will be unable to meet its supply commitments, achieve acceptable manufacturing yields, operate or deliver on a timely basis, or provide additional capacity beyond its current contractual commitments to meet our requirements, any of which could adversely affect our ability to satisfy customer obligations.
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
In addition, we review our relationships with suppliers of raw materials and components for our manufacturing needs on an ongoing basis. In connection with our ongoing review, we may modify or terminate our relationship with one or more suppliers. We may also enter into sole supplier arrangements to meet certain of our raw material or component needs. While we do not typically rely on a single source of supply for our raw materials, we are currently dependent on a limited number of sole-source suppliers and in the future could become dependent on additional sole-source suppliers. If we were to lose these sole sources of supply, for any reason, a material adverse effect on our business could result until an alternate source is obtained. To the extent we enter into additional sole supplier arrangements for any of our raw materials or components, the risks associated with our supply arrangements would be exacerbated. Furthermore, our entry into capacity commitments in an attempt to ensure sufficient supply of raw materials and components may result in our obligation to pay above-market prices in the event of a future downward price correction.
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
Our sales are typically made pursuant to standard purchase orders and/or specified customer contracts for delivery of products and not under long-term supply arrangements with our customers. Our customers may seek to cancel or defer orders before shipment. Additionally, we sell a portion of our products through third-party distributors, some of whom have rights to return products if the product is nonconforming. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict and may not be accurate. The difficulties of forecasting may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers and distributors may change their inventory practices on short notice for any reason. Many of our products are customized to the needs or specifications of a specific customer or have a limited number of potential buyers. The cancellation or deferral of product orders, the return of previously sold products, overproduction due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition. On the other hand, customers may require rapid increases in production on short notice, which could result in damaged customer relationships, increased manufacturing costs, increased liabilities, or harm to our reputation if we are unable to meet such increases in demand. Some of our customers have implemented vendor-managed inventory, consignment, or similar inventory programs that may result in an increase in the time between manufacture of, and payment for, our products.
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

In addition, the future growth of our business is likely to require the expansion of our manufacturing facilities, the upgrade of our manufacturing equipment, strategic investments, and/or corporate acquisitions. Due in part to our repayment obligations on our outstanding indebtedness, the capital required to fund these investments may not be available in the future.
Risks Related to Acquisitions
We incurred significant indebtedness in connection with the acquisition of the Infrastructure and Automotive business of Silicon Labs, which could reduce our flexibility to operate our business.
On May 21, 2021, the Company, as borrower, entered into a term credit agreement with various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, providing for a $1.0 billion Term Loan Facility. Additionally, on May 26, 2021, the Company issued $500 million of its 0.900% 2023 Notes, $500 million of its 1.800% 2026 Notes, and $500 million of its 3.000% 2031 Notes in a public offering. The proceeds of the Term Loan Facility and the issuance of Notes were used to finance a portion of the purchase price for the Company’s acquisition of certain assets, rights, and properties, and its assumption of certain liabilities, comprising Silicon Labs’ Infrastructure and Automotive business, on July 26, 2021 (the “Acquisition”).
Additionally, on May 21, 2021, the Company entered into the Revolving Credit Agreement with various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, providing for a $750 million Revolver. Borrowings under the Revolving Credit Facility could be used for general corporate purposes and working capital needs of the Company and its subsidiaries.
This indebtedness could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. We also have incurred, and will continue to incur, various costs and expenses associated with our indebtedness. Our ability to arrange additional financing and make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and financial, business, and other factors affecting our operations, many of which are beyond our control. We are exposed to interest rate risk through our Term Loan Facility and Revolving Credit Facility, both of which are subject to variable interest rates, and interest rate increases have led to increased interest payments. Our existing indebtedness or incurrence of any additional indebtedness could reduce funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels.
In addition, our credit ratings, combined with fluctuating interest rates, affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance, and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. An inability to obtain or maintain a rating could increase the cost of future borrowings or refinancings of our indebtedness, limit our access to sources of financing in the future, or lead to other potentially adverse consequences.
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
Moreover, integrating acquired organizations and their products and services may be difficult, expensive, time-consuming, and a strain on our resources and our relationships with employees and customers and ultimately may not be successful. Additionally, in periods following an acquisition, we will be required to evaluate goodwill and acquisition-related intangible assets for impairment. If such assets are found to be impaired, they will be written down to estimated fair value, with a charge against earnings.
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
The wireless communications semiconductor industry, in general, and the other analog markets in which we compete are very competitive, which may cause pricing pressures, decreased gross margins, and rapid loss of market share. We compete with international and United States semiconductor manufacturers of all sizes in terms of resources and market share, including, but not limited to, Analog Devices, Broadcom, Cirrus Logic, Murata Manufacturing, NXP Semiconductors, Qorvo, Qualcomm, and Texas Instruments.
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
•features available in products,
•alignment with customer performance specifications,
•compliance with industry standards,
•strategic relationships with customers,
•access to, and the protection and enforcement of, intellectual property,
•ability to partner with or participate in reference designs of baseband vendors,
•maintaining access to manufacturing capacity, raw materials, supplies, and services at a competitive cost, and
•the ability to secure government incentives and grants, such as funding available to U.S. semiconductor manufacturers under the CHIPS and Science Act of 2022.
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
The semiconductor industry generally and, in particular, many of the markets into which we sell our products, are highly cyclical and characterized by constant and rapid technological change, continuous product evolution, price erosion, evolving technical standards, short product life cycles (including annual product refreshes in some cases), increasing demand for higher levels of integration, increased miniaturization, reduced power consumption, and wide fluctuations in product supply and demand. Our operating results depend largely on our ability to continue to cost-effectively introduce new and enhanced products on a timely basis, both within our traditional markets and in new, expanded, or adjacent markets. The successful development and commercialization of semiconductor devices and modules is highly complex and depends on numerous factors, including the ability:
•to anticipate customer and market requirements and changes in technology and industry standards,
•to obtain sufficient manufacturing capacity within an international supply chain to meet customer demand,
•to define new products that meet customer and market requirements,
•to complete development of new products and bring products to market on a timely basis,
•to differentiate our products from offerings of our competitors,
•to achieve overall market acceptance of our products,
•to lengthen the time that a particular product is in demand,
•to source and maintain manufacturing materials,
•to identify and maintain suppliers with the necessary technology and scale to support the increasing complexity of our manufacturing requirements, and
•to obtain adequate multi-jurisdictional intellectual property protection for our new products.
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

In order to remain competitive, we expect to continue to transition many of our products to increasingly smaller geometries and form factors. This transition often requires us to upgrade our capital equipment, modify the manufacturing processes for our products, design new products to more stringent standards, and redesign some existing products. We have experienced some difficulties migrating to smaller geometry process technologies or new manufacturing processes, which resulted in sub-optimal manufacturing yields, delays in product deliveries, and increased expenses. We may face similar difficulties, delays, and expenses as we continue to transition our products to smaller geometry processes in the future. In some instances, we depend on our relationships with our third-party foundries and packaging subcontractors to transition to smaller geometry processes successfully. Our manufacturing partners may not be able to effectively manage the transition, or we may not be able to maintain our relationships with certain manufacturing partners. If our manufacturing partners or we experience significant delays in this transition or fail to efficiently implement this transition, our business, results of operations, and financial condition could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third-party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.
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

In addition, increasing governmental and societal attention to environmental, social, and governance (“ESG”) matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on ESG topics such as climate change, carbon emissions, water usage, waste management, human capital, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We expect that these and other rapidly changing laws, regulations, policies, interpretations, and expectations, as well as increased enforcement actions by various governmental and regulatory agencies, will continue to increase the cost of our compliance and internal risk management programs and to alter the environment in which we do business, which could have a material adverse effect on our business, results of operations, and financial condition. If our ESG practices and disclosures do not meet the expectations and standards of our stockholders, customers, and other industry stakeholders, our reputation and business activities may be negatively impacted and our appeal to certain investors may be reduced.
Risks associated with cybersecurity and intellectual property protection
We may not be able to prevent, or timely detect, information technology security breaches.
Security breaches, phishing, spoofing, attempts by others to gain unauthorized access to our information technology systems, networks, and databases, and other cyberattacks continue to become more sophisticated and persistent and are sometimes successful. These incidents, which might be related to industrial, state-sponsored, and/or economic espionage, or financial cyber extortion or fraud, include covertly introducing malware and spyware to our computers, networks, and products (or to an electronic system operated by a third party for our benefit) and impersonating authorized users, among others. We seek to prevent, detect, and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude, duration, and effects. The theft, unauthorized use, transfer, or publication of our intellectual property, our confidential business, financial, and/or technical information, or the personal data of our employees and customers by third parties or by our employees could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business and technology development. To the extent that any security breach or other cybersecurity incident results in inappropriate disclosure of our customers’, suppliers’, licensees’, or employees’ confidential or personal information, we may incur liability, face contractual and regulatory fines and penalties, and sustain significant financial resources to remediate such breach. Such an incident could, among other things, also damage our reputation, impair our ability to attract and retain our customers, impact our stock price, and materially damage our supplier relationships. If a ransom-style cyberattack or similar incident impedes our ability to use or access our information systems for an extended period of time, this could adversely affect our business operations and financial results. In addition, certain suppliers and other third parties with whom we conduct business, including foundries, assembly and test contractors, and distributors, have been, and are likely to continue to be, subject to cybersecurity incidents, misappropriation efforts, or network disruptions that could jeopardize our proprietary or sensitive data, impact such third parties’ ability to meet their obligations to us, or otherwise negatively impact our ongoing business operations. Geopolitical tensions or conflicts, such as the ongoing conflict between Russia and Ukraine and the tensions between China and Taiwan, may create a heightened risk of cybersecurity incidents. We expect to continue devoting significant resources to the security of our information technology systems, networks, and databases, including through the training of our employees and monitoring the security posture of critical third parties who have access to our systems or sensitive data. However, we cannot ensure that these security measures and monitoring efforts will be sufficient to prevent or mitigate the damage caused by a cybersecurity incident or network disruption, and our systems may be vulnerable to hacking, insider threats, employee error or manipulation, theft, system malfunctions, or other adverse events. While we maintain insurance coverage to mitigate some of these risks, such coverage may be insufficient to cover all losses or all types of claims that may arise. Further, China has implemented, and other countries or regions may implement, cybersecurity laws that require companies’ overall information technology security environment to meet certain standards and/or be certified. Such laws may be complex, ambiguous, and subject to interpretation, which may create uncertainty regarding compliance. As a result, our efforts to comply with such laws, to the extent applicable, may be expensive and may fail, which could adversely affect our business, results of operations, and cash flows. In addition, certain of our products contain firmware that incorporates or is derived from “open source” software that generally is made publicly available by its developers or other third parties. Risks related to the use of open source software include, but are not limited to, the introduction of cybersecurity vulnerabilities into our products or development platforms, our compliance with applicable licensing terms, subjecting certain of our derivative works or software enhancements to public disclosure and/or unfavorable licensing conditions, potential restrictions on our ability to market the firmware associated with our products, and enhanced governmental or other third-party scrutiny of our products.
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
We attempt to control access to, and distribution of, our proprietary and confidential information through operational, technological, and legal safeguards. Despite our efforts, parties, including current and former employees, consultants, customers, licensees, suppliers, vendors, and other third-party affiliates may attempt to copy, disclose, transfer, misappropriate or obtain access to our information without our authorization. Furthermore, attempts by computer hackers to gain unauthorized access to our systems or information could result in our confidential and/or proprietary information being compromised or our manufacturing and other business operations being interrupted. While we make reasonable attempts to prevent such unauthorized access or misappropriation, we may be unable to anticipate, detect, or stop the methods used, or we may be unable to prevent the release of our confidential and/or proprietary information or that of a third party.
We are subject to the risks of licensing third-party intellectual property.
We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short product life cycles, and increasing levels of integration. Many of our products currently use or incorporate technology licensed or acquired from third parties and we expect our products in the future to also require technology from third parties. Our ability to keep pace with this market depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology for our current or future products become unavailable or the terms on which they are available become commercially unreasonable, and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete, we could lose market share, and our business could be adversely affected. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop or acquire substitute technology to deliver competitive products. These risks are heightened with respect to certain of our products that incorporate increasing amounts of digital circuit content that is subject to third-party intellectual property rights.
Risks associated with claims and litigation
We may be subject to warranty claims, product recalls, liability claims, and risks of litigation.
Although we invest significant resources in the testing of our products, from time to time we become aware of alleged defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs or cash payments to settle claims pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. Certain of our products, including “high reliability” solutions, may not be able to perform under stringent operating conditions. Examples of our “high reliability” solutions include applications intended for the aerospace, automotive, defense, and medical markets. The potential liabilities associated with these, and similar, provisions in certain of our customer contracts are in some cases capped at significant amounts, and in other cases are uncapped. In addition, because our customers typically integrate our products into other devices, and because we typically do not have a direct relationship with the end customers of our products, our products may be used in applications for which they were not necessarily designed or tested, and they may not perform as anticipated in such applications. Depending on the nature of any product defect claims, we may not be able to recoup our losses from our third-party suppliers. Investigating, analyzing, and/or remediating alleged product defects may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or third parties, including liability for costs associated with product recalls, indemnification claims, product redesigns, or obligations under customer contracts. If any of our products contain defects, or have reliability, quality, or compatibility problems, our reputation may be damaged, and we could be subject to liability claims, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results. Furthermore, such losses would not be covered under our existing corporate insurance programs. In addition, in the event we are unable to fulfill our contractual obligations, lawsuits may be threatened or filed against us by customers or other third parties. Furthermore, force majeure clauses in our contracts could limit our ability to pursue remedies for certain third-party disruptions and delays. From time to time, we are, and may become, involved in litigation. We are the plaintiff in some of these actions and the defendant in others. Such actions could result in the imposition of various remedies such as injunctions or monetary damages, which if awarded could materially harm our business. From time to time, we are, and may become, the subject of inquiries, requests for information, or investigations by government and regulatory agencies regarding our business. Any such matters, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management, damage our reputation, or otherwise adversely affect our business.
We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology.
The semiconductor industry is characterized by vigorous protection, enforcement, and pursuit of intellectual property rights. Third parties have asserted, and may in the future assert, patent, copyright, trademark, and other intellectual property rights against technologies that are important to our business and manufacturing operations and have demanded and may in the future demand that we license their technology or refrain from using it.
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
The trading price of our common stock has fluctuated and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:

•the volatility of the financial markets,
•uncertainty regarding the prospects of the domestic and foreign economies,
•instability in global credit and financial markets,
•our performance and prospects, and the performance and prospects of our major customers and competitors,
•the extent of the impact of the COVID-19 pandemic,
•our revenue concentrations with relatively few customers,
•the depth and liquidity of the market for our common stock,
•the inclusion, exclusion, or removal of our stock from market indices, such as the S&P 500 Index,
•our stock repurchase and dividend activities,
•the timing of our repayment of outstanding indebtedness,
•investor perception of us and the industry in which we operate,
•changes in the market valuations of other companies, including, but not limited to, those in our industry,
•changes in earnings estimates, price targets, or buy/sell recommendations by analysts,
•domestic and international political conditions,
•domestic and international tax, fiscal, and trade policy decisions, and
•our ability to successfully identify, acquire, and integrate acquisition candidates.

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
We pay, and intend to continue to pay, quarterly cash dividends, subject to capital availability and periodic determinations made by our Board of Directors that cash dividends are in the best interest of our stockholders. In addition, from time to time the Board of Directors approves stock repurchase programs, pursuant to which we are authorized to repurchase shares of our common stock on the open market or in privately negotiated transactions.
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
We have certain anti-takeover measures that may affect our common stock. Our certificate of incorporation, our by-laws, and the Delaware General Corporation Law contain several provisions that would make it more difficult to acquire control of us in a transaction not approved by our Board of Directors. Our certificate of incorporation and by-laws include provisions such as:
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.
ITEM 2. PROPERTIES.

We maintain our primary executive offices in Irvine, California. For information regarding property, plant, and equipment by geographic region for each of the last three fiscal years, see Note 15 to Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

Location	Owned/Leased	Square Footage	Primary Function
Singapore, Singapore	Leased	405,700	Filter manufacturing
Osaka, Japan	Owned (1)	383,600	Filter manufacturing
Mexicali, Mexico	Leased	380,900	Manufacturing and office space
Mexicali, Mexico	Owned	380,000	Manufacturing and office space
Irvine, California	Leased	218,000	Design center and office space
Woburn, Massachusetts	Owned	158,000	Manufacturing and office space
Kadoma, Japan	Leased	123,100	Filter manufacturing and office space (2)
Adamstown, Maryland	Owned	121,200	Manufacturing and office space
Newbury Park, California	Owned	111,600	Manufacturing and office space
Newbury Park, California	Leased	110,000	Design center
Austin, Texas	Leased	98,313	Design center and office space

(1) The Company owns the building and the land is leased for approximately 40 years expiring in 2061.
(2) The Company has transitioned all filter manufacturing operations from Kadoma, Japan to Osaka, Japan as of September 30, 2022.

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

The number of stockholders of record of our common stock as of November 3, 2022, was 8,679. On November 3, 2022, the Company announced that the Board of Directors had declared a cash dividend of $0.62 per share of common stock, payable on December 13, 2022, to stockholders of record as of November 22, 2022. We pay, and intend to continue to pay, quarterly dividends subject to capital availability and periodic determinations made by our Board of Directors that cash dividends are in the best interests of our stockholders.

Future cash dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of investments and acquisitions, stock repurchase programs, debt issuances and repayments, changes in federal and state income tax law, and changes to our business model.

Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of common stock made during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
07/02/22 - 07/29/22	336,495	(2)	$96.39	317,196	$1.2 billion
07/30/22 - 08/26/22	292,157	(3)	$107.34	280,855	$1.1 billion
08/27/22 - 09/30/22	200,000	(4)	$99.31	200,000	$1.1 billion
	828,652			798,051
_________________________
(1) We announced on January 28, 2021 that our Board of Directors had approved a stock repurchase program on January 26, 2021, which authorizes the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements, and which is scheduled to expire on January 26, 2023.
(2) 317,196 shares were repurchased at an average price of $96.01 per share as part of our stock repurchase program, and 19,299 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $102.96 per share.
(3) 280,855 shares were repurchased at an average price of $106.88 per share as part of our stock repurchase program, and 11,302 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $111.39 per share.
(4) Represents shares repurchased by us as a part of our stock repurchase program.

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

OVERVIEW

We, together with our consolidated subsidiaries, are empowering the wireless networking revolution. Our highly innovative analog and mixed-signal semiconductors are connecting people, places, and things, spanning a number of new and previously unimagined applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, defense, entertainment and gaming, industrial, medical, smartphone, tablet, and wearable markets.

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

RESULTS OF OPERATIONS

Fiscal Years Ended September 30, 2022, October 1, 2021, and October 2, 2020.
The following table sets forth the results of our operations expressed as a percentage of net revenue. See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 1, 2021, filed with the SEC on November 24, 2021, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 28, 2022 (the “2021 10-K”), for Management’s Discussions and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 2, 2020.

	Fiscal Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	52.5	50.8	51.9
Gross profit	47.5	49.2	48.1
Operating expenses:
Research and development	11.3	10.3	13.7
Selling, general, and administrative	6.0	6.3	6.9
Amortization of intangibles	1.8	0.7	0.4
Restructuring, impairment, and other charges	0.6	0.2	0.4
Total operating expenses	19.7	17.6	21.5
Operating income	27.8	31.6	26.6
Interest expense	(0.9)	(0.3)	—
Income before income taxes	26.9	31.3	26.6
Provision for income taxes	3.7	2.0	2.3
Net income	23.2%	29.3%	24.3%

General
During the fiscal year ended September 30, 2022, the following key factors contributed to our overall results of operations, financial position, and cash flows:
•Net revenue increased 7.4% to $5,485.5 million in fiscal 2022, as compared to $5,109.1 million in fiscal 2021. This increase in revenue was driven primarily by our acquisition in the fourth quarter of fiscal 2021 of the Infrastructure and Automotive business of Silicon Laboratories Inc. (the “Acquisition”) to support high-growth market segments, such as automotive including electric and hybrid vehicles, industrial and motor control, power supply, 5G wireless infrastructure, optical data communication and data center, and smart home. The increase in net revenue was also driven in part by an increase in demand for next-generation wireless connectivity products, including for 5G and advanced Wi-Fi solutions, from major OEMs and the associated increases in average content per device for these products, offset by a decrease in demand for our mobile products from smartphone customers in China.

•Our ending cash, cash equivalents, and marketable securities balance decreased 43% to $586.8 million in fiscal 2022, as compared to $1,027.2 million in fiscal 2021. The decrease in cash, cash equivalents, and marketable securities during fiscal 2022 was primarily due to the repurchase of 6.5 million shares of common stock for $886.8 million, capital expenditures of $489.4 million, and dividend payments of $373.1 million, partially offset by cash generated from operations of $1,424.6 million.

Net Revenue

	Fiscal Years Ended
	September 30, 2022	Change	October 1, 2021	Change	October 2, 2020
(dollars in millions)
Net revenue	$5,485.5	7.4%	$5,109.1	52.3%	$3,355.7

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
The increase in net revenue in fiscal 2022, as compared to fiscal 2021, was driven primarily by the Acquisition in the fourth quarter of fiscal 2021 to support high-growth market segments, such as automotive including electric and hybrid vehicles, industrial and motor control, power supply, 5G wireless infrastructure, optical data communication and data center, and smart home. The increase in net revenue was also driven in part by an increase in demand for next-generation wireless connectivity products, including 5G and advanced Wi-Fi solutions, from major OEMs and the associated increases in average content per device for these products, offset by a decrease in demand for our mobile products from smartphone customers in China.

For information regarding net revenue by geographic region and customer concentration, see Note 15 to Item 8 of this Annual Report on Form 10-K.

Gross Profit

	Fiscal Years Ended
	September 30, 2022	Change	October 1, 2021	Change	October 2, 2020
(dollars in millions)
Gross profit	$2,604.3	3.7%	$2,512.4	55.8%	$1,612.9
% of net revenue	47.5%		49.2%		48.1%

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

The increase in gross profit in fiscal 2022, as compared to fiscal 2021, was primarily the result of a favorable product mix, including volume increases for new product introductions, with a gross profit impact of $453.8 million, partially offset by lower comparable unit volumes and an increase in amortization of acquisition intangibles, including inventory step-up due to additional intangible assets acquired as part of the Acquisition during the fourth quarter of fiscal 2021.

Research and Development

	Fiscal Years Ended
	September 30, 2022	Change	October 1, 2021	Change	October 2, 2020
(dollars in millions)
Research and development	$617.9	16.1%	$532.3	14.7%	$464.1
% of net revenue	11.3%		10.4%		13.8%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The increase in research and development expense in fiscal 2022, as compared to fiscal 2021, was primarily related to headcount-related expenses, including share-based compensation, as a result of our increased investment in developing new technologies and products. The increase in headcount was partially due to the Acquisition in the fourth quarter of fiscal 2021.
Selling, General, and Administrative

	Fiscal Years Ended
	September 30, 2022	Change	October 1, 2021	Change	October 2, 2020
(dollars in millions)
Selling, general, and administrative	$329.8	2.3%	$322.5	39.4%	$231.4
% of net revenue	6.0%		6.3%		6.9%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses in fiscal 2022, as compared to fiscal 2021, was primarily related to increases in headcount-related expenses, partially offset by a decrease in acquisition costs each as a result of the Acquisition in the fourth quarter of fiscal 2021.

Amortization of Intangibles

	Fiscal Years Ended
	September 30, 2022	Change	October 1, 2021	Change	October 2, 2020
(dollars in millions)
Amortization of intangibles	$98.9	174.7%	$36.0	205.1%	$11.8
% of net revenue	1.8%		0.7%		0.4%

The increase in amortization expense for fiscal 2022, as compared to fiscal 2021, was primarily due to the intangible assets acquired during the fourth quarter of fiscal 2021 as part of the Acquisition.

Restructuring, Impairment, and Other Charges

	Fiscal Years Ended
	September 30, 2022	Change	October 1, 2021	Change	October 2, 2020
(dollars in millions)
Restructuring, impairment, and other charges	$30.7	244.9%	8.9	(35.5)%	13.8
% of net revenue	0.6%		0.2%		0.4%

Restructuring, impairment, and other charges incurred in fiscal 2022 were primarily related to the abandonment of previously capitalized in-process research and development (“IPR&D”) projects.

Restructuring, impairment, and other charges incurred in fiscal 2021 were primarily related to an impairment on property, plant, and equipment.

Interest Expense

	Fiscal Years Ended
	September 30, 2022	Change	October 1, 2021	Change	October 2, 2020
(dollars in millions)
Interest expense	$47.9	257.5%	$13.4	100.0%	$—
% of net revenue	0.9%		0.3%		—%

The increase in interest expense for fiscal 2022, as compared to fiscal 2021, was due to the issuance of the Notes (as defined below) in May 2021 and the borrowing of the Term Loans (as defined below) in July 2021.

Provision for Income Taxes

	Fiscal Years Ended
	September 30, 2022	Change	October 1, 2021	Change	October 2, 2020
(dollars in millions)
Provision for income taxes	$201.4	100.6%	$100.4	30.6%	$76.9
% of net revenue	3.7%		2.0%		2.3%

The annual effective tax rate for fiscal 2022 of 13.6% was less than the United States federal statutory rate of 21.0% resulting primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), windfall tax deductions, research and development credits, and foreign tax credits, partially offset by a tax on global intangible low-taxed income (“GILTI”) and an increase in the reserves for uncertain tax positions.

The increase in income tax expense in fiscal 2022, as compared to fiscal 2021, was primarily due to a prior period decrease in the reserve for uncertain tax positions, partially offset by a decrease in income from operations and an increase in windfall tax deductions in the current period.

See Note 9 to Item 8 of this Annual Report on Form 10-K for additional information regarding income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Set forth below is a summary of our cash flows for the periods indicated:

	Fiscal Years Ended
(in millions)	September 30, 2022	October 1, 2021	October 2, 2020
Cash and cash equivalents at beginning of period	$882.9	$566.7	$851.3
Net cash provided by operating activities	1,424.6	1,772.0	1,204.5
Net cash used in investing activities	(378.9)	(3,133.2)	(581.4)
Net cash provided by (used in) financing activities	(1,362.6)	1,677.4	(907.7)
Cash and cash equivalents at end of period	$566.0	$882.9	$566.7

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $347.4 million decrease in cash provided by operating activities for fiscal 2022, as compared to fiscal 2021, was primarily related to unfavorable changes in working capital of $523.7 million, due primarily to increases in inventory and cash with deposits with suppliers.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid related to the purchase of marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $2,754.3 million decrease in cash used in investing activities for fiscal 2022, as compared to fiscal 2021, was primarily related to a $2,751.0 million decrease in cash payments made for the fiscal 2021 acquisitions.

Cash provided by (used in) financing activities:
Cash used in financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $3,040.0 million decrease in cash provided by financing activities for fiscal 2022, as compared to fiscal 2021, was primarily related to a decrease of $2,488.2 million in cash provided by long-term borrowings, an increase of $691.2 million in stock repurchase activity, a decrease of $200.0 million in repayments of Term Loans (as defined below), an increase of $33.3 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards, and an increase of $32.5 million in dividend payments.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $586.8 million as of September 30, 2022, representing a decrease of $440.3 million from October 1, 2021.

We have outstanding $500.0 million of Notes Due 2023, $500.0 million of Notes Due 2026, and $500.0 million of Notes Due 2031 (the “Notes”). We have a term credit agreement (the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). On July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price for the Acquisition and to pay fees and expenses incurred in connection therewith. During fiscal 2022 and 2021, the Company repaid $50.0 million and $250.0 million of outstanding borrowings under the Term Loans, respectively. As of September 30, 2022, there were $700.0 million of borrowings outstanding under the Term Credit Agreement. We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of September 30, 2022, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026.

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

Revenue Recognition. We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers net of estimated reserves. Our revenue reserves contain uncertainties because they require management to make assumptions and to apply judgment to estimate the value of future credits to customers for product returns, price protection, price adjustments, and stock rotation for products sold to certain electronic component distributors. We base these estimates on the expected value method considering all reasonably available information, including our historical experience and current expectations, and are reflected in the transaction price when sales are recorded. Changes in actual demand or market conditions could adversely or beneficially impact our reserve calculations.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our Term Credit Facility, which has variable interest rates, and our investment portfolio. As of September 30, 2022, there were $700.0 million of borrowings outstanding under the Term Credit Agreement, and a potential change in the associated interest rates would be immaterial to the results of our operations. Our investment portfolio consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $566.0 million, and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, and municipal bonds) that total approximately $20.3 million and $0.5 million within short-term and long-term marketable securities, respectively, as of September 30, 2022.

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

Based on our results of operations for the fiscal year ended September 30, 2022, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

We do not believe that investment or interest rate risks currently pose material exposures to our business or results of operations.

Foreign Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A percentage of our international operational expenses are denominated in foreign currencies, and exchange rate volatility could positively or negatively impact those operating costs. For the fiscal years ended September 30, 2022, October 1, 2021, and October 2, 2020, we had foreign exchange losses of $1.4 million, $0.5 million, and $5.9 million, respectively. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufacturers denominated in foreign currencies, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the fiscal year ended September 30, 2022, we had no outstanding foreign currency forward or options contracts with financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 37

(2)	Consolidated Statements of Operations for the three years ended September 30, 2022	Page 39

(3)	Consolidated Statements of Comprehensive Income for the three years ended September 30, 2022	Page 40

(4)	Consolidated Balance Sheets at September 30, 2022, and October 1, 2021	Page 41

(5)	Consolidated Statements of Cash Flows for the three years ended September 30, 2022	Page 42

(6)	Consolidated Statements of Stockholders’ Equity for the three years ended September 30, 2022	Page 43

(7)	Notes to Consolidated Financial Statements	Page 44 through 63

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Skyworks Solutions, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries (the Company) as of September 30, 2022 and October 1, 2021, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and October 1, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Application of tax laws and regulations
As discussed in Note 2 and Note 9 to the consolidated financial statements, the Company recorded an income tax provision of $201.4 million for the year ended September 30, 2022, which is comprised of current and deferred taxes on domestic and foreign income. The application of tax laws and regulations to calculate tax liabilities is subject to legal and factual interpretation, judgment, and uncertainty in a multitude of jurisdictions. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings.
We identified the evaluation of the application of tax laws and regulations in certain jurisdictions as a critical audit matter. Challenging auditor judgment and the involvement of tax professionals with specialized skills and knowledge were required due to the Company’s application of the tax laws and regulations within the manually prepared income tax provision.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s income tax process, including controls relating to the application of the tax laws and regulations. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the Company’s application of the tax laws and regulations in certain jurisdictions, including the resulting calculations, within the manually prepared income tax provision.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Irvine, California
November 22, 2022

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Fiscal Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Net revenue	$5,485.5	$5,109.1	$3,355.7
Cost of goods sold	2,881.2	2,596.7	1,742.8
Gross profit	2,604.3	2,512.4	1,612.9
Operating expenses:
Research and development	617.9	532.3	464.1
Selling, general, and administrative	329.8	322.5	231.4
Amortization of intangibles	98.9	36.0	11.8
Restructuring, impairment, and other charges	30.7	8.9	13.8
Total operating expenses	1,077.3	899.7	721.1
Operating income	1,527.0	1,612.7	891.8
Interest expense	(47.9)	(13.4)	—
Other expense, net	(2.5)	(0.6)	(0.1)
Income before income taxes	1,476.6	1,598.7	891.7
Provision for income taxes	201.4	100.4	76.9
Net income	$1,275.2	$1,498.3	$814.8
Earnings per share:
Basic	$7.85	$9.07	$4.84
Diluted	$7.81	$8.97	$4.80
Weighted average shares:
Basic	162.4	165.2	168.5
Diluted	163.3	167.0	169.9

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Net income	$1,275.2	$1,498.3	$814.8
Other comprehensive income (loss), net of tax:
Fair value of investments	(0.2)	(0.5)	0.1
Pension adjustments	3.3	0.4	—
Comprehensive income	$1,278.3	$1,498.2	$814.9

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	September 30, 2022	October 1, 2021
ASSETS
Current assets:
Cash and cash equivalents	$566.0	$882.9
Marketable securities	20.3	137.2
Receivables, net of allowances of $0.8 and $0.7, respectively	1,094.0	756.2
Inventory	1,212.1	885.0
Other current assets	337.5	204.1
Total current assets	3,229.9	2,865.4
Property, plant, and equipment, net	1,604.8	1,501.6
Operating lease right-of-use assets	223.0	166.1
Goodwill	2,176.7	2,176.7
Intangible assets, net	1,444.7	1,698.6
Deferred tax assets, net	52.7	119.5
Marketable securities	0.5	7.1
Other long-term assets	141.5	55.7
Total assets	$8,873.8	$8,590.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274.2	$236.0
Accrued compensation and benefits	114.3	135.3
Current portion of long-term debt	499.2	—
Other current liabilities	339.2	287.2
Total current liabilities	1,226.9	658.5
Long-term debt	1,689.9	2,235.6
Long-term tax liabilities	213.5	222.8
Long-term operating lease liabilities	206.9	144.5
Other long-term liabilities	67.6	32.2
Total liabilities	3,404.8	3,293.6
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 160.2 shares issued and outstanding at September 30, 2022, and 165.3 shares issued and outstanding at October 1, 2021	40.0	41.3
Additional paid-in capital	11.9	79.6
Treasury stock, at cost	—	(1.7)
Retained earnings	5,421.9	5,185.8
Accumulated other comprehensive loss	(4.8)	(7.9)
Total stockholders’ equity	5,469.0	5,297.1
Total liabilities and stockholders’ equity	$8,873.8	$8,590.7

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Cash flows from operating activities:
Net income	$1,275.2	$1,498.3	$814.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	195.2	191.9	156.6
Depreciation	394.4	332.2	318.3
Amortization of intangible assets, including inventory step-up	295.7	104.5	46.0
Deferred income taxes	68.4	(59.5)	(13.4)
Asset impairment charges	20.7	7.1	11.8
Amortization of debt discount and issuance costs	4.0	1.1	—
Other, net	(1.5)	0.2	3.8
Changes in assets and liabilities:
Receivables, net	(337.8)	(397.7)	76.8
Inventory	(337.3)	(41.2)	(190.4)
Accounts payable	31.3	59.6	61.1
Other current and long-term assets and liabilities	(183.7)	75.5	(80.9)
Net cash provided by operating activities	1,424.6	1,772.0	1,204.5
Cash flows from investing activities:
Capital expenditures	(489.4)	(637.8)	(389.4)
Purchased intangibles	(20.3)	(14.3)	(9.1)
Purchases of marketable securities	(97.2)	(500.8)	(790.5)
Sales and maturities of marketable securities	220.3	770.7	607.6
Payments for acquisitions	—	(2,751.0)	—
Receipts from the sales of property, plant, and equipment	7.7	—	—
Net cash used in investing activities	(378.9)	(3,133.2)	(581.4)
Cash flows from financing activities:
Repurchase of common stock — payroll tax withholdings on equity awards	(88.5)	(55.2)	(33.1)
Repurchase of common stock — stock repurchase program	(886.8)	(195.6)	(647.5)
Dividends paid	(373.1)	(340.6)	(307.0)
Net proceeds from exercise of stock options	6.4	11.6	57.1
Proceeds from employee stock purchase plan	29.4	24.8	22.8
Proceeds from issuance of long-term debt, net	—	2,488.2	—
Debt financing costs	—	(5.8)	—
Payments of debt	(50.0)	(250.0)	—
Net cash provided by (used in) financing activities	(1,362.6)	1,677.4	(907.7)
Net increase (decrease) in cash and cash equivalents	(316.9)	316.2	(284.6)
Cash and cash equivalents at beginning of period	882.9	566.7	851.3
Cash and cash equivalents at end of period	$566.0	$882.9	$566.7
Supplemental cash flow disclosures:
Income taxes paid	$230.0	$184.0	$110.8
Interest paid	$44.4	$2.2	$—
Incentives paid in common stock	$32.2	$27.5	$—
Non-cash investing in capital expenditures, accrued but not paid	$43.2	$29.3	$78.7
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at September 27, 2019	170.1	$42.5	60.1	$(3,412.9)	$3,188.0	$4,312.6	$(7.9)	$4,122.3
Net income	—	—	—	—	—	814.8	—	814.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.8	0.5	0.3	(33.1)	79.4	—	—	46.8
Share-based compensation expense	—	—	—	—	134.7	—	—	134.7
Stock repurchase program	(6.3)	(1.6)	6.3	(647.5)	1.6	—	—	(647.5)
Dividends declared	—	—	—	—	—	(307.0)	—	(307.0)
Other comprehensive income	—	—	—	—	—	—	0.1	0.1
Balance at October 2, 2020	165.6	$41.4	66.7	$(4,093.5)	$3,403.7	$4,820.4	$(7.8)	$4,164.2
Net income	—	—	—	—	—	1,498.3	—	1,498.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.1	0.3	0.4	(55.2)	63.6	—	—	8.7
Share-based compensation expense	—	—	—	—	158.1	—	—	158.1
Repurchase and retirement of common stock	(1.4)	(0.4)	(67.1)	4,147.0	(3,549.9)	(792.3)	—	(195.6)
Dividends declared	—	—	—	—	—	(340.6)	—	(340.6)
Pre-combination service on replacement awards	—	—	—	—	4.1	—	—	4.1
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)
Balance at October 1, 2021	165.3	$41.3	—	$(1.7)	$79.6	$5,185.8	$(7.9)	$5,297.1
Net income	—	—	—	—	—	1,275.2	—	1,275.2
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.4	0.3	0.6	(88.5)	67.8	—	—	(20.4)
Share-based compensation expense	—	—	—	—	173.9	—	—	173.9
Repurchase and retirement of common stock	(6.5)	(1.6)	(0.6)	90.2	(309.4)	(666.0)	—	(886.8)
Dividends declared	—	—	—	—	—	(373.1)	—	(373.1)
Other comprehensive income	—	—	—	—	—	—	3.1	3.1
Balance at September 30, 2022	160.2	$40.0	—	$—	$11.9	$5,421.9	$(4.8)	$5,469.0

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS

Skyworks Solutions, Inc., together with its consolidated subsidiaries (“Skyworks” or the “Company”), is empowering the wireless networking revolution. The Company’s analog and mixed-signal semiconductors are connecting people, places, and things, spanning a number of new applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, defense, entertainment and gaming, industrial, medical, smartphone, tablet, and wearable markets.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
All Skyworks subsidiaries are included in the Company’s consolidated financial statements and all intercompany balances are eliminated in consolidation. Certain items in the fiscal years 2021 and 2020 financial statements have been reclassified to conform to the fiscal 2022 presentation.

Fiscal Year
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2022 and 2021 each consisted of 52 weeks and ended on September 30, 2022, and October 1, 2021, respectively. Fiscal 2020 consisted of 53 weeks and ended on October 2, 2020.

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

Depreciation is calculated using the straight-line method over the estimated useful lives, which range from five to forty years for buildings and improvements and three to ten years for machinery and equipment. Leasehold improvements are depreciated over the lesser of the economic life or the life of the associated lease.

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

Pricing adjustments and estimates of returns are treated as variable consideration for purposes of determining the transaction price. Sales returns are generally accepted at the Company’s discretion or from distributors with stock rotation rights. Stock rotation allows distributors limited levels of returns and is based on the distributor’s prior purchases. Price protection represents price discounts granted to certain distributors and is based on negotiations on sales to end customers. Variable consideration is estimated using the expected value method considering all reasonably available information, including the Company’s historical experience and its current expectations, and is reflected in the transaction price when sales are recorded. The Company records net revenue excluding taxes on its sales to trade customers. The Company recognizes shipping fees, if any, received from customers in revenue and includes the related shipping and handling costs in cost of revenue.

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

Restructuring
A liability for post-employment benefits is recorded when payment is probable and the amount is reasonably estimable. Contract exit costs include contract termination fees and are recognized in the period in which the Company terminates the contract.

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

Stock Repurchase
The Company accounts for stock repurchases in the consolidated balance sheet by reducing common stock for the par value of the shares, reducing paid-in capital for the amount in excess of par to zero during the period in which the shares are repurchased, and recording the residual amount, if any, to retained earnings.

Recently Issued Accounting Guidance

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued an accounting standards update that simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation and modified the methodology for calculating income taxes in an interim period. The guidance also clarifies and simplifies other aspects of the accounting for income taxes. The guidance was effective for the Company beginning in the first quarter of fiscal 2022. The new standard did not have a material effect on the Company’s consolidated financial statements.

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

The allocation of the purchase price to the assets and liabilities recognized in the Company’s acquisition of the I&A business was considered final at the time of filing the 2021 Annual Report on Form 10-K. The allocation of the purchase price is based on the estimated fair values of the assets acquired and liabilities assumed by major class related to the Asset Purchase and are reflected, as of the acquisition date, in the accompanying financial statements as follows (in millions):

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

The unaudited pro forma financial results for the fiscal years ended October 1, 2021, and October 2, 2020, combine the historical results of Skyworks with the unaudited historical results of the I&A business for the fiscal years ended October 1, 2021, and October 2, 2020, respectively. The results include the effects of unaudited pro forma adjustments as if the I&A business was acquired at the beginning of the prior fiscal year. The unaudited pro forma results presented include amortization charges for acquired intangible assets, adjustments for increases in the fair value of acquired inventory, interest expense, other charges, and related tax effects. The pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition. These unaudited results are presented for informational purposes only and are not necessarily indicative of future operations (in millions):

	Fiscal Years Ended
(unaudited)	October 1, 2021	October 2, 2020
Revenue	$5,440.0	$3,735.4
Net income	1,514.3	637.8

4.    MARKETABLE SECURITIES
The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
U.S. Treasury and government	$13.1	$7.6	$0.5	$6.0
Corporate bonds and notes	0.2	117.0	—	—
Municipal bonds	7.0	12.6	—	1.1
Total marketable securities	$20.3	$137.2	$0.5	$7.1

The contractual maturities of noncurrent available-for-sale marketable securities were within two years or less of issuance of the applicable securities. Neither gross unrealized gains and losses nor realized gains and losses were material as of September 30, 2022, and October 1, 2021, respectively.

5.    FAIR VALUE

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2, or 3 assets or liabilities during fiscal 2022.
Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of September 30, 2022				As of October 1, 2021
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$566.0	$565.7	$0.3	$—	$882.9	$882.9	$—	$—
U.S. Treasury and government securities	13.6	3.6	10.0	—	13.6	2.6	11.0	—
Corporate bonds and notes	0.2	—	0.2	—	117.0	—	117.0	—
Municipal bonds	7.0	—	7.0	—	13.7	—	13.7	—
Total assets at fair value	$586.8	$569.3	$17.5	$—	$1,027.2	$885.5	$141.7	$—
(1) Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, commercial paper, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. During fiscal 2022, the Company recorded impairment charges of $20.7 million primarily related to the abandonment of two previously capitalized IPR&D projects. During the fiscal years ended October 1, 2021, and October 2, 2020, the Company recorded impairment charges of $7.1 million and $11.8 million, respectively.

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt. The carrying value of the Term Loan approximates its fair value as the Term Loan is carried at a market observable interest rate that resets periodically.

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	September 30, 2022		October 1, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
0.90% Senior Notes due 2023	$499.2	$488.5	$497.9	$501.0
1.80% Senior Notes due 2026	496.8	431.2	496.0	507.5
3.00% Senior Notes due 2031	494.5	377.6	493.9	514.6
Total debt under Senior Notes	$1,490.5	$1,297.3	$1,487.8	$1,523.1

6.     INVENTORY
Inventory consists of the following (in millions):

	As of
	September 30, 2022	October 1, 2021
Raw materials	$81.3	$62.2
Work-in-process	805.3	595.9
Finished goods	322.5	224.4
Finished goods held on consignment by customers	3.0	2.5
Total inventory	$1,212.1	$885.0

7.     PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consists of the following (in millions):

	As of
	September 30, 2022	October 1, 2021
Land and improvements	$11.9	$11.9
Buildings and improvements	555.6	470.7
Furniture and fixtures	70.1	60.2
Machinery and equipment	3,316.3	2,990.2
Construction in progress	157.2	177.0
Total property, plant, and equipment, gross	4,111.1	3,710.0
Accumulated depreciation	(2,506.3)	(2,208.4)
Total property, plant, and equipment, net	$1,604.8	$1,501.6

8.     GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance was $2,176.7 million as of each of September 30, 2022, and October 1, 2021. The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of this test indicated that the Company’s goodwill was not impaired. There were no indicators of impairment noted during the fiscal year ended September 30, 2022.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted average amortization period (years)	September 30, 2022			October 1, 2021
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships and backlog	2.3	$154.6	$(122.3)	$32.3	$174.3	$(44.0)	$130.3
Developed technology and other	4.3	1,280.9	(209.2)	1,071.7	1,036.9	(88.0)	948.9
Technology licenses	2.7	105.1	(45.2)	59.9	48.4	(23.9)	24.5
In-process research and development		280.8	—	280.8	594.9	—	594.9
Total intangible assets		$1,821.4	$(376.7)	$1,444.7	$1,854.5	$(155.9)	$1,698.6

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. During fiscal 2022, $293.5 million of IPR&D assets were transferred to definite-lived intangible assets, and are being amortized over their useful lives of 12 years. Amortization expense related to definite-lived intangible assets was $288.4 million, $86.8 million, and $46.0 million for the fiscal years ended September 30, 2022, October 1, 2021, and October 2, 2020, respectively.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	2023	2024	2025	2026	2027	Thereafter
Amortization expense	$225.0	$177.6	$154.2	$126.4	$111.0	$369.7

9.    INCOME TAXES
Income before income taxes consists of the following components (in millions):

	Fiscal Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
United States	$663.0	$804.7	$435.9
Foreign	813.6	794.0	455.8
Income before income taxes	$1,476.6	$1,598.7	$891.7
The provision for income taxes consists of the following components (in millions):

	Fiscal Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Current tax expense (benefit):
Federal	$88.7	$87.5	$44.4
State	0.1	—	—
Foreign	51.5	70.7	49.5
	140.3	158.2	93.9
Deferred tax expense (benefit):
Federal	43.9	(45.8)	(6.8)
State	0.1	(0.1)	—
Foreign	17.1	(11.9)	(10.2)
	61.1	(57.8)	(17.0)

Provision for income taxes	$201.4	$100.4	$76.9
The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States federal statutory income tax rate to the provision for income tax expense is as follows (in millions):

	Fiscal Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Tax expense at United States statutory rate	$310.1	$335.7	$187.3
Foreign tax rate difference	(139.2)	(155.2)	(86.6)
Tax on deemed repatriation	—	—	0.2
Effect of stock compensation	(20.1)	(13.5)	(10.3)
Research and development credits	(26.1)	(27.0)	(23.0)
Change in tax reserve	7.4	(51.5)	9.6
Global Intangible Low-Taxed Income	70.0	69.0	35.9
Foreign Derived Intangible Income	(39.9)	(79.7)	(41.2)
Other, net	39.2	22.6	5.0
Provision for income taxes	$201.4	$100.4	$76.9

The Company operates in foreign jurisdictions with income tax rates lower than the United States tax rate of 21.0% for the fiscal years ended September 30, 2022, October 1, 2021, and October 2, 2020.

The Company’s federal income tax returns for fiscal 2019 and fiscal 2018 are currently under Internal Revenue Service examination. The Company had accrued $18.6 million and $139.7 million of the deemed repatriation tax in short-term and long-term liabilities within the consolidated balance sheet, respectively, as of September 30, 2022. The Company had accrued $18.6 million and $158.4 million of the deemed repatriation tax in short-term and long-term liabilities within the consolidated balance sheet, respectively, as of October 1, 2021. The remaining repatriation tax is payable over the next four years: $18.6 million in 2023, $34.9 million in 2024, $46.6 million in 2025, and $58.2 million in 2026.

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2030. The current tax holiday is conditioned upon the Company’s compliance with certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore taxes owed by $96.6 million, $99.5 million, and $63.1 million for the fiscal years ended September 30, 2022, October 1, 2021, and October 2, 2020, respectively, which resulted in tax benefits of $0.59, $0.60, and $0.37 of diluted earnings per share, respectively. These tax benefits were partially offset by an increase in tax expense on GILTI.
Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in millions):

	Fiscal Years Ended
	September 30, 2022	October 1, 2021
Deferred tax assets:
Inventory	$21.4	$15.8
Accrued compensation and benefits	11.6	12.7
Product returns, allowances, and warranty	1.5	0.9
Share-based and other deferred compensation	27.8	31.8
Net operating loss carry forwards	14.0	7.1
Non-United States tax credits	17.0	17.0
State tax credits	138.0	126.9
Operating leases	56.8	45.4
Prepayments	—	42.1
Property, plant, and equipment	31.4	35.8
Intangible assets	20.4	—
Other, net	8.7	15.0
Deferred tax assets	348.6	350.5
Less valuation allowance	(161.4)	(150.0)
Net deferred tax assets	187.2	200.5
Deferred tax liabilities:
Property, plant, and equipment	(59.2)	(38.6)
Intangible assets	(4.7)	(5.3)
Operating leases	(51.5)	(40.4)
Other, net	(39.7)	(15.6)
Net deferred tax liabilities	(155.1)	(99.9)
Total net deferred tax assets	$32.1	$100.6
The deferred tax assets and liabilities based on tax jurisdictions are presented on our Consolidated Balance Sheets as follows:

	As of
	September 30, 2022	October 1, 2021
Deferred tax assets	$52.7	$119.5
Deferred tax liabilities	(20.6)	(18.9)
Net deferred tax asset	$32.1	$100.6

In accordance with GAAP, management has determined that it is more likely than not that a portion of the Company’s historic and current year income tax benefits will not be realized. As of September 30, 2022, the Company has a valuation allowance of $161.4 million. This valuation allowance is comprised of $136.6 million related to United States tax credits, $4.8 million related to United States state net operating loss carry forwards, and $20.0 million related to foreign deferred tax assets. The United States tax credits relate primarily to California research tax credits that can be carried forward indefinitely, for which the Company has provided a full valuation allowance. The Company does not anticipate sufficient taxable income or tax liability to utilize these United States and foreign credits. If these benefits are recognized in a future period, the valuation allowance on deferred tax assets will be reversed and up to a $161.4 million income tax benefit may be recognized. The Company will need to generate $130.6 million of future United States federal taxable income to utilize its United States deferred tax assets, excluding state deferred tax assets with a full valuation allowance, as of September 30, 2022. The Company believes that future reversals of taxable temporary differences, and its forecast of continued earnings in its domestic and foreign jurisdictions, support its decision to not record a valuation allowance on other deferred tax assets. The Company will continue to assess its valuation allowance in future periods. The net valuation allowance increased by $11.4 million and $12.6 million in fiscal 2022 and fiscal 2021, respectively, primarily related to increases for foreign and state net operating loss and tax credit carryovers.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits
Balance at October 1, 2021	$55.3
Decreases based on positions related to prior years	(2.1)
Increases based on positions related to current year	9.3
Balance at September 30, 2022	$62.5

Of the total unrecognized tax benefits at September 30, 2022, $40.1 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions that were required to be capitalized.

The Company anticipates reversals within the next 12 months related to items such as the lapse of the statute of limitations, audit closures, and other items that occur in the normal course of business. Due to open examinations, an estimate of anticipated reversals within the next 12 months cannot be made. During fiscal 2022 and fiscal 2020, the Company recognized $1.2 million and $4.6 million, respectively, of interest or penalties related to unrecognized tax benefits. During fiscal 2021, the Company recognized an $11.6 million benefit for interest or penalties related to unrecognized tax benefits. Accrued interest and penalties of $5.7 million and $4.5 million related to uncertain tax positions have been included in long-term tax liabilities within the consolidated balance sheet as of September 30, 2022, and October 1, 2021, respectively.

The Company’s major tax jurisdictions as of September 30, 2022, are the United States, California, Canada, Mexico, Japan, and Singapore. For the United States, the Company has open tax years dating back to fiscal 2018. For California, the Company has open tax years dating back to fiscal 2000 due to the carry forward of tax attributes. For Canada, the Company has open tax years dating back to fiscal 2015. For Mexico, the Company has open tax years back to fiscal 2014. For Japan, the Company has open tax years back to fiscal 2016. For Singapore, the Company has open tax years dating back to fiscal 2016. The Company is subject to audit examinations by the respective taxing authorities on a periodic basis, of which the results could impact its financial position, results of operations, or cash flows.

10.     STOCKHOLDERS’ EQUITY

Common Stock
At September 30, 2022, the Company is authorized to issue 525.0 million shares of common stock, par value $0.25 per share, of which 160.2 million shares are issued and outstanding.

Holders of the Company’s common stock are entitled to dividends in the event declared by the Company’s Board of Directors out of funds legally available for such purpose. Dividends may not be paid on common stock unless all accrued dividends on preferred stock, if any, have been paid or declared and set aside. In the event of the Company’s liquidation, dissolution, or winding up, the holders of common stock will be entitled to share pro rata in the assets remaining after payment to creditors and after payment of the liquidation preference plus any unpaid dividends to holders of any outstanding preferred stock.

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

Preferred Stock
The Company’s Certificate of Incorporation has authorized and permits the Company to issue up to 25.0 million shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations, and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At September 30, 2022, the Company had no shares of preferred stock issued or outstanding.

Stock Repurchase and Retirement
On January 26, 2021, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time prior to January 26, 2023, on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements. This authorized stock repurchase program replaced in its entirety the stock repurchase program adopted by the Board of Directors on January 30, 2019. The timing and amount of any shares of the Company’s common stock that are repurchased under the repurchase program are determined by the Company’s management based on its evaluation of market conditions and other factors.

During the fiscal year ended September 30, 2022, the Company paid approximately $886.8 million (including commissions) in connection with the repurchase of 6.5 million shares of its common stock (paying an average price of $136.32 per share) under the January 26, 2021, stock repurchase program. As of September 30, 2022, $1.1 billion remained available under the January 26, 2021, stock repurchase program.

During the fiscal year ended October 1, 2021, the Company paid approximately $195.6 million (including commissions) in connection with the repurchase of 1.4 million shares of its common stock (paying an average price of $138.85 per share) under the January 30, 2019, stock repurchase program. During the fiscal year ended October 2, 2020, the Company paid approximately $647.5 million (including commissions) in connection with the repurchase of 6.3 million shares of its common stock (paying an average price of $102.74 per share) under the January 30, 2019, stock repurchase program.

During the fiscal years ended September 30, 2022, and October 1, 2021, the Board of Directors approved the retirement of 6.2 million and 68.5 million treasury shares at an aggregate historical cost of $893.4 million and $4,342.6 million, respectively. Upon retirement, the shares assumed the status of authorized and unissued. All future repurchases of shares will assume the status of authorized and unissued.

Dividends
On November 3, 2022, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.62 per share. This dividend is payable on December 13, 2022, to the Company’s stockholders of record as of the close of business on November 22, 2022. Future dividends are subject to declaration by the Board of Directors. The dividends charged to retained earnings in fiscal 2022 and 2021 were as follows (in millions except per share data):

	Fiscal Years Ended
	September 30, 2022		October 1, 2021
	Per Share	Total	Per Share	Total
First quarter	$0.56	$92.5	$0.50	$83.0
Second quarter	0.56	91.2	0.50	82.6
Third quarter	0.56	90.0	0.50	82.5
Fourth quarter	0.62	99.4	0.56	92.5
	$2.30	$373.1	$2.06	$340.6

Employee Stock Benefit Plans
As of September 30, 2022, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

◦the 2002 Employee Stock Purchase Plan
◦the Non-Qualified Employee Stock Purchase Plan
◦the 2005 Long-Term Incentive Plan
◦the 2008 Director Long-Term Incentive Plan
◦the 2015 Long-Term Incentive Plan

Except for the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by the Company’s stockholders.

As of September 30, 2022, a total of 81.8 million shares are authorized for grant under the Company’s share-based compensation plans, with 0.1 million options outstanding. The number of common shares reserved for future awards to employees and directors under these plans was 14.1 million at September 30, 2022. The Company currently grants new equity awards to employees under the 2015 Long-Term Incentive Plan and to non-employee directors under the 2008 Director Long-Term Incentive Plan.

2015 Long-Term Incentive Plan. Under this plan, officers, employees, and certain consultants may be granted stock options, restricted stock units, performance stock units, and other share-based awards. The plan has been approved by the stockholders. Under the plan, up to 24.5 million shares have been authorized for grant. A total of 12.1 million shares were available for new grants as of September 30, 2022. The maximum contractual term of options under the plan is seven years from the date of grant. Options granted under the plan at the determination of the compensation committee generally vest ratably over four years. Restricted stock units granted under the plan at the determination of the compensation committee generally vest over three or more years. No dividends or dividend equivalents are accumulated or paid with respect to restricted stock unit awards or other awards until the shares underlying such awards vest and are issued to the award holder. Performance stock units are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over one or more years.

2008 Director Long-Term Incentive Plan. Under this plan, non-employee directors may be granted stock options, restricted stock units, and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 1.5 million shares have been authorized for grant. A total of 0.6 million shares were available for new grants as of September 30, 2022. The maximum contractual term of options granted under the plan is ten years from the date of grant. Options granted under the plan are generally exercisable over four years. Restricted stock units granted under the plan generally vest over one or more years.

Employee Stock Purchase Plans. The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 10% of their compensation. The price per share is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period (six months). The plans provide for purchases by employees of up to an aggregate of 11.6 million shares. Shares of common stock purchased under these plans in the fiscal years ended September 30, 2022, October 1, 2021, and October 2, 2020, were 0.3 million, 0.2 million, and 0.3 million, respectively. At September 30, 2022, there were 1.4 million shares available for purchase. The Company recognized compensation expense of $9.2 million, $8.7 million, and $6.6 million for the fiscal years ended September 30, 2022, October 1, 2021, and October 2, 2020, respectively, related to the employee stock purchase plan. The unrecognized compensation expense on the employee stock purchase plan at September 30, 2022, was $3.4 million. The weighted average period over which the cost is expected to be recognized is approximately four months.

Restricted and Performance Awards and Units
The following table represents a summary of the Company’s restricted and performance awards and units:

	Shares (in millions)	Weighted average grant date fair value
Non-vested awards outstanding at October 1, 2021	2.7	$118.87
Granted (1)	1.6	$151.20
Vested	(1.6)	$117.71
Canceled/forfeited	(0.3)	$129.80
Non-vested awards outstanding at September 30, 2022	2.4	$139.63
(1) includes performance stock awards granted and earned assuming target performance under the underlying performance metrics

The weighted-average grant date fair value per share for awards granted during the fiscal years ended September 30, 2022, October 1, 2021, and October 2, 2020, was $151.20, $148.96, and $99.68, respectively.

The following table summarizes the total intrinsic value for awards vested (in millions):

	Fiscal Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Awards	$249.6	$167.4	$100.9

Valuation and Expense Information
The following table summarizes pre-tax share-based compensation expense by financial statement line and related tax benefit (in millions):

	Fiscal Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Cost of goods sold	$26.9	$28.9	$23.2
Research and development	93.8	85.7	68.7
Selling, general, and administrative	74.5	77.3	64.7
Total share-based compensation expense	$195.2	$191.9	$156.6

Share-based compensation tax benefit	$20.1	$13.5	$10.3
Capitalized share-based compensation expense at period end	$6.8	$9.8	$10.6
The following table summarizes total compensation costs related to unvested share-based awards not yet recognized and the weighted-average period over which it is expected to be recognized at September 30, 2022:

	Unrecognized compensation cost for unvested awards (in millions)	Weighted average remaining recognition period (in years)
Awards	$208.2	2.6

The fair value of the restricted stock units is equal to the closing market price of the Company’s common stock on the date of grant.

The Company issued performance stock unit awards during fiscal 2022, fiscal 2021, and fiscal 2020 that contained market-based conditions. The fair value of these performance stock unit awards was estimated on the date of the grant using a Monte Carlo simulation with the following weighted average assumptions:

	Fiscal Year Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Volatility of common stock	44.04%	43.20%	32.22%
Average volatility of peer companies	46.28%	45.96%	33.96%
Average correlation coefficient of peer companies	0.65	0.65	0.61
Risk-free interest rate	0.79%	0.25%	1.62%
Dividend yield	1.40%	1.39%	1.78%
11.     LEASES

The Company’s lease arrangements consist primarily of corporate, manufacturing, design, and other facility agreements as well as various machinery and office equipment agreements. The leases expire at various dates through 2061, some of which include options to extend the lease term. The longest potential total lease term consists of a 40-year land lease in Osaka, Japan.

During the fiscal years ended September 30, 2022, October 1, 2021, and October 2, 2020, the Company recorded $43.6 million, $33.9 million, and $28.1 million of operating lease expense, and $12.3 million, $3.2 million, and $7.6 million of variable lease expense, respectively.

Supplemental cash information and non-cash activities related to operating leases are as follows (in millions):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021
Operating cash outflows from operating leases	$32.0	$32.5
Operating lease assets obtained in exchange for new lease liabilities	$84.6	$24.8

Operating leases are classified as follows (in millions):

	Fiscal Year Ended
	September 30, 2022	October 1, 2021
Other current liabilities	$18.5	$33.0
Long-term operating lease liabilities	206.9	144.5
Total lease liabilities	$225.4	$177.5

Maturities of lease liabilities under operating leases by fiscal year are as follows (in millions):

As of
September 30, 2022
2023	$15.2
2024	31.0
2025	30.1
2026	26.9
2027	26.1
Thereafter	150.1
Total lease payments	279.4
Less: imputed interest	(54.0)
Present value of lease liabilities	225.4
Less: current portion (included in other current liabilities)	(18.5)
Total	$206.9

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

	As of
	September 30, 2022	October 1, 2021
Weighted-average remaining lease term (years)	12.1	7.5
Weighted-average discount rate	3.3%	3.1%

12.     COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, various lawsuits, claims, and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, environmental hazards, product liability and warranty, safety and health, employment, and contractual matters.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. Third parties have asserted, and may in the future, assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to the Company’s business and have demanded and may in the future demand that the Company license their technology. The outcome of any such litigation cannot be predicted with certainty and some such lawsuits, claims, or proceedings may be disposed of unfavorably to the Company. Generally speaking, intellectual property disputes often have a risk of injunctive relief, which, if imposed against the Company, could materially and adversely affect the Company’s financial condition or results of operations. From time to time the Company may also be involved in legal proceedings in the ordinary course of business.

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

14.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Fiscal Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Net income	$1,275.2	$1,498.3	$814.8

Weighted average shares outstanding – basic	162.4	165.2	168.5
Dilutive effect of equity-based awards	0.9	1.8	1.4
Weighted average shares outstanding – diluted	163.3	167.0	169.9

Net income per share – basic	$7.85	$9.07	$4.84
Net income per share – diluted	$7.81	$8.97	$4.80

Anti-dilutive common stock equivalents	0.7	—	0.1

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the fiscal years ended September 30, 2022, October 1, 2021, and October 2, 2020, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

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

	Fiscal Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
United States	$3,685.7	$3,228.1	$2,012.8
China	599.6	994.2	700.7
Taiwan	430.4	404.2	240.4
South Korea	458.2	264.5	254.6
Europe, Middle East, and Africa	235.8	180.1	122.9
Other Asia-Pacific	75.8	38.0	24.3
Total	$5,485.5	$5,109.1	$3,355.7
Net revenue by sales channel is as follows (in millions):

	Fiscal Years Ended
	September 30, 2022	October 1, 2021	October 2, 2020
Distributors	$4,488.1	$4,539.7	$2,599.8
Direct customers	997.4	569.4	755.9
Total	$5,485.5	$5,109.1	$3,355.7

The Company’s revenue from external customers is generated principally from the sale of semiconductor products. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.
Net property, plant, and equipment balances, based on the physical locations within the indicated geographic areas are as follows (in millions):

	As of
	September 30, 2022	October 1, 2021
Japan	$679.7	$598.9
Singapore	363.3	340.0
Mexico	296.7	362.9
United States	246.0	183.5
Rest of world	19.1	16.3
	$1,604.8	$1,501.6

Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade accounts receivable are primarily derived from sales to manufacturers of communications and consumer products and electronic component distributors. The Company performs ongoing credit evaluations of customers.

In fiscal 2022, 2021, and 2020, Apple, through sales to multiple distributors, contract manufacturers, and direct sales for multiple applications including smartphones, tablets, desktop, and notebook computers, watches and other devices, in the aggregate accounted for 58%, 59%, and 56% of the Company’s net revenue, respectively.

At September 30, 2022, the Company’s three largest accounts receivable balances comprised 79% of aggregate gross accounts receivable. This concentration was 70% at October 1, 2021, and 70% at October 2, 2020.

16.    SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	September 30, 2022	October 1, 2021
Prepaid expenses	$242.3	$106.7
Other	95.2	97.4
Total other current assets	$337.5	$204.1

Other current liabilities consist of the following (in millions):

	As of
	September 30, 2022	October 1, 2021
Accrued customer liabilities	$226.9	$119.7
Accrued taxes	48.8	88.6
Short-term operating lease liabilities	18.5	33.0
Other	45.0	45.9
Total other current liabilities	$339.2	$287.2

17.    DEBT

Debt consists of the following (in millions, except percentages):

		As of
	Effective Interest Rate	September 30, 2022	October 1, 2021
0.90% Senior Notes due 2023	1.15%	$500.0	$500.0
1.80% Senior Notes due 2026	1.97%	500.0	500.0
3.00% Senior Notes due 2031	3.13%	500.0	500.0
Term Loans due 2024	2.11%	700.0	750.0
Unamortized debt discount and issuance costs		(10.9)	(14.4)
Total debt		2,189.1	2,235.6
Less: current portion of long-term debt		499.2	—
Total		$1,689.9	$2,235.6

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

The Company may redeem all or a portion of the 2023 Notes at any time after June 1, 2022, and all or a portion of the 2026 Notes and the 2031 Notes at any time and from time to time prior to maturity, in whole or in part, for cash at the applicable redemption prices set forth in the respective supplemental indenture. If the Company undergoes a change of control repurchase event, as defined in the indenture governing the Notes (as supplemented, the “Indenture”), holders may require the Company to repurchase the Notes in whole or in part for cash at a price equal to 101% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest. As of September 30, 2022, the Company considered the likelihood of acceleration related to the 2026 and 2031 Notes and recorded the Notes as long-term debt. The 2023 Note has been recorded as short-term debt. The

Notes are recorded net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.

The Indenture contains customary events of default, including failure to make required payments of principal and interest, certain events of bankruptcy and insolvency, and default in the performance or breach of any covenant or warranty contained in the Indenture or the Notes.

Term Credit Agreement
On May 21, 2021, the Company entered into a term credit agreement (the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). On July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price for the Asset Purchase and to pay fees and expenses incurred in connection therewith. During fiscal 2022 and 2021, the Company repaid $50.0 million and $250.0 million, respectively, of outstanding borrowings under the Term Loans. As of September 30, 2022, there were $700.0 million of borrowings outstanding under the Term Loan Facility.

Borrowings under the Term Loan Facility are not currently guaranteed by any of the Company’s subsidiaries. Interest on the Term Loans is payable either monthly or quarterly elected at the Company’s discretion and is based on the applicable floating interest rate, plus an applicable margin based on the Company’s public debt credit ratings. The Term Loans mature on July 26, 2024, and all amounts then-outstanding under the Term Loans, together with accrued and unpaid interest thereon, are repayable at maturity. There is no premium or penalty for prepayment.

The Term Credit Agreement contains customary representations and warranties and covenants, including restrictions on the incurrence of indebtedness by non-guarantor subsidiaries and the creation of liens, and a financial covenant consisting of a limitation on leverage, defined as consolidated total indebtedness divided by consolidated earnings before interest, taxes, depreciation, and amortization for the period of four consecutive quarters not to exceed a ratio of 3.0 to 1.0. The Term Credit Agreement also contains customary events of default, which include failure to make required payments of principal and interest, breaches of representations and warranties, changes of control or failures to pay money judgments, and certain defaults in respect of specified material indebtedness, upon the occurrence of which, among other remedies, the lenders may accelerate the maturity of the indebtedness and other obligations under the Term Credit Agreement.

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

The Revolving Credit Agreement contains customary representations and warranties and covenants, including restrictions on the incurrence of indebtedness by non-guarantor subsidiaries and the creation of liens, and a financial covenant consisting of a limitation on leverage, defined as consolidated total indebtedness divided by consolidated earnings before interest, taxes, depreciation, and amortization for the period of four consecutive quarters not to exceed a ratio of 3.0 to 1.0. As of September 30, 2022, there were no borrowings outstanding under the Revolver.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework.

Based on their assessment, management concluded that, as of September 30, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as stated within their report which appears herein.

Changes in Internal Control Over Financial Reporting.
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers,” “Corporate Governance─Committees of the Board of Directors,” and “Other Matters—Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information to be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance─Director Independence” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm—Audit Fees” in our definitive proxy statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)		Page 37
Consolidated Statements of Operations for the three years ended September 30, 2022		Page 39
Consolidated Statements of Comprehensive Income for the three years ended September 30, 2022		Page 40
Consolidated Balance Sheets at September 30, 2022, and October 1, 2021		Page 41
Consolidated Statements of Cash Flows for the three years ended September 30, 2022		Page 42
Consolidated Statements of Stockholders’ Equity for the three years ended September 30, 2022		Page 43
Notes to Consolidated Financial Statements		Pages 44 through 63

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:
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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1^	Asset Purchase Agreement, dated as of April 22, 2021, by and between Skyworks Solutions Inc., and Silicon Laboratories Inc.	8-K	001-05560	2.1	4/22/2021
3.1	Restated Certificate of Incorporation, as Amended	10-Q	001-05560	3.1	8/3/2016
3.2	Third Amended and Restated By-laws, as Amended	10-Q	001-05560	3.1	4/30/2021
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
4.2	Description of Capital Stock	10-K	001-05560	4.2	11/14/2019
4.3	Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.1	5/26/2021
4.4	First Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.2	5/26/2021
4.5	Second Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.3	5/26/2021
4.6	Third Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.4	5/26/2021
10.1*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.1	7/24/2020
10.2*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.2	7/24/2020
10.3*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.4*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.5*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/4/2022
10.6*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.7*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.8*	Skyworks Solutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	7/30/2021
10.9*	Form of Nonstatutory Stock Option Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.10*	Form of Performance Share Agreement under the Company’s Amended and Restated 2015 Long-Term Incentive Plan	10-Q	001-05560	10.1	2/4/2022
10.11*	Form of Restricted Stock Unit Agreement under the Company’s Amended and Restated 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	2/4/2022
10.12*^	Fiscal Year 2022 Executive Incentive Plan	10-Q	001-05560	10.3	2/4/2022
10.13*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.2	5/4/2022

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.14*	Amended and Restated Change in Control / Severance Agreement, dated May 11, 2016, between the Company and Liam Griffin	10-Q	001-05560	10.2	8/3/2016
10.15*	Change in Control / Severance Agreement, dated August 29, 2016, between the Company and Kris Sennesael	10-K	001-05560	10.32	11/22/2016
10.16*	Change in Control / Severance Agreement, dated November 10, 2016, between the Company and Robert J. Terry	10-Q	001-05560	10.2	2/7/2017
10.17*	Change in Control / Severance Agreement, dated November 9, 2016, between the Company and Carlos S. Bori	10-K	001-05560	10.27	11/13/2017
10.18*	Change in Control / Severance Agreement, dated April 13, 2018, between the Company and Kari A. Durham	10-Q	001-05560	10.2	1/24/2020
10.19*	Change in Control / Severance Agreement, dated November 9, 2016, between the Company and Reza Kasnavi	10-Q	001-05560	10.3	5/4/2022
10.20	Debt Commitment Letter, dated as of April 22, 2021, by and between Skyworks Solutions, Inc., and JPMorgan Chase Bank, N.A	8-K	001-05560	10.1	4/22/2021
10.21^	Term Credit Agreement, dated as of May 21, 2021, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-05560	10.1	5/26/2021
10.22^	Revolving Credit Agreement, dated as of May 21, 2021, among the Company, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-05560	10.2	5/26/2021
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Date: November 22, 2022	SKYWORKS SOLUTIONS, INC.
Registrant

	By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 22, 2022.

Signature and Title	Signature and Title

/s/ Liam K. Griffin	/s/ Alan S. Batey
Liam K. Griffin	Alan S. Batey
Chairman, Chief Executive Officer and President	Director
(Principal Executive Officer)
/s/ Kevin L. Beebe
Kevin L. Beebe
/s/ Kris Sennesael	Director
Kris Sennesael
Senior Vice President and Chief Financial Officer	/s/ Eric J. Guerin
(Principal Accounting and Financial Officer)	Eric J. Guerin
Director

/s/ Christine King
Christine King
Director

/s/ Suzanne E. McBride
Suzanne E. McBride
Director

/s/ David P. McGlade
David P. McGlade
Director

/s/ Robert A. Schriesheim
Robert A. Schriesheim
Director