Form 10-Q
period 2022-12-30
SKYWORKS SOLUTIONS, INC.
filed 2023-02-07
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2022
OR
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

As of January 30, 2023, the registrant had 158,974,172 shares of common stock, par value $0.25 per share, outstanding.

1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 30, 2022

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	December 30, 2022	December 31, 2021
Net revenue	$1,329.3	$1,510.4
Cost of goods sold	691.6	795.7
Gross profit	637.7	714.7
Operating expenses:
Research and development	163.9	151.1
Selling, general, and administrative	84.5	82.0
Amortization of intangibles	21.9	33.3
Restructuring, impairment, and other charges	0.4	2.4
Total operating expenses	270.7	268.8
Operating income	367.0	445.9
Interest expense	(16.9)	(11.0)
Other income, net	0.6	1.2
Income before income taxes	350.7	436.1
Provision for income taxes	41.3	36.2
Net income	$309.4	$399.9
Earnings per share:
Basic	$1.94	$2.42
Diluted	$1.93	$2.40
Weighted average shares:
Basic	159.8	165.1
Diluted	160.2	166.4
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	December 30, 2022	December 31, 2021
Net income	$309.4	$399.9
Other comprehensive income (loss), net of tax:
Fair value of investments	—	(0.1)
Pension adjustments	(0.8)	3.3
Comprehensive income	$308.6	$403.1
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	December 30, 2022	September 30, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$819.9	$566.0
Marketable securities	172.7	20.3
Receivables, net of allowances of $0.8 and $0.8, respectively	764.1	1,094.0
Inventory	1,273.3	1,212.1
Other current assets	384.3	337.5
Total current assets	3,414.3	3,229.9
Property, plant, and equipment, net	1,562.7	1,604.8
Operating lease right-of-use assets	214.8	223.0
Goodwill	2,176.7	2,176.7
Intangible assets, net	1,373.0	1,444.7
Deferred tax assets, net	83.3	52.7
Marketable securities	—	0.5
Other long-term assets	122.6	141.5
Total assets	$8,947.4	$8,873.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180.3	$274.2
Accrued compensation and benefits	91.5	114.3
Current portion of long-term debt	499.5	499.2
Other current liabilities	454.2	339.2
Total current liabilities	1,225.5	1,226.9
Long-term debt	1,690.3	1,689.9
Long-term tax liabilities	216.1	213.5
Long-term operating lease liabilities	202.5	206.9
Other long-term liabilities	63.1	67.6
Total liabilities	3,397.5	3,404.8
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 159.1 shares issued and outstanding at December 30, 2022, and 160.2 shares issued and outstanding at September 30, 2022	39.7	40.0
Additional paid-in capital	3.9	11.9
Retained earnings	5,511.9	5,421.9
Accumulated other comprehensive loss	(5.6)	(4.8)
Total stockholders’ equity	5,549.9	5,469.0
Total liabilities and stockholders’ equity	$8,947.4	$8,873.8
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	December 30, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$309.4	$399.9
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	49.4	50.4
Depreciation	99.4	94.2
Amortization of intangible assets, including inventory step-up	72.0	87.3
Deferred income taxes	(29.9)	6.1
Amortization of debt discount and issuance costs	0.7	1.0
Other, net	—	1.0
Changes in assets and liabilities:
Receivables, net	329.9	(17.8)
Inventory	(55.8)	35.5
Accounts payable	(87.8)	(0.5)
Other current and long-term assets and liabilities	86.1	(75.4)
Net cash provided by operating activities	773.4	581.7
Cash flows from investing activities:
Capital expenditures	(63.5)	(95.8)
Purchased intangibles	(7.8)	(5.8)
Purchases of marketable securities	(163.1)	(29.6)
Sales and maturities of marketable securities	11.3	33.2
Net cash used in investing activities	(223.1)	(98.0)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(31.9)	(80.1)
Repurchase of common stock - stock repurchase program	(166.2)	(269.4)
Dividends paid	(99.4)	(92.5)
Net proceeds from exercise of stock options	1.1	1.8
Payments of debt	—	(50.0)
Net cash used in financing activities	(296.4)	(490.2)
Net increase (decrease) in cash and cash equivalents	253.9	(6.5)
Cash and cash equivalents at beginning of period	566.0	882.9
Cash and cash equivalents at end of period	$819.9	$876.4
Supplemental cash flow disclosures:
Income taxes paid	$3.0	$12.7
Interest paid	$23.3	$16.7
Incentives paid in common stock	$19.2	$32.2
Non-cash investing in capital expenditures, accrued but not paid	$37.2	$73.2
Operating lease assets obtained in exchange for new lease liabilities	$0.5	$26.6
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 30, 2022	160.2	$40.0	—	$—	$11.9	$5,421.9	$(4.8)	$5,469.0
Net income	—	—	—	—	—	309.4	—	309.4
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	0.3	(31.9)	20.0	—	—	(11.7)
Share-based compensation expense	—	—	—	—	49.7	—	—	49.7
Repurchase and retirement of common stock	(1.8)	(0.5)	(0.3)	31.9	(77.7)	(120.0)	—	(166.3)
Dividends declared	—	—	—	—	—	(99.4)	—	(99.4)
Other comprehensive income	—	—	—	—	—	—	(0.8)	(0.8)
Balance at December 30, 2022	159.1	$39.7	—	$—	$3.9	$5,511.9	$(5.6)	$5,549.9

Balance at October 1, 2021	165.3	$41.3	—	$(1.7)	$79.6	$5,185.8	$(7.9)	$5,297.1
Net income	—	—	—	—	—	399.9	—	399.9
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.9	0.2	0.5	(80.1)	33.8	—	—	(46.1)
Share-based compensation expense	—	—	—	—	42.0	—	—	42.0
Stock repurchase program	(1.7)	(0.4)	1.7	(269.4)	0.4	—	—	(269.4)
Dividends declared	—	—	—	—	—	(92.5)	—	(92.5)
Other comprehensive income	—	—	—	—	—	—	3.2	3.2
Balance at December 31, 2021	164.5	$41.1	2.2	$(351.2)	$155.8	$5,493.2	$(4.7)	$5,334.2
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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 23, 2022, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 27, 2023 (“2022 10-K”).

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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2023 consists of 52 weeks and ends on September 29, 2023. Fiscal 2022 consisted of 52 weeks and ended on September 30, 2022. The three months ended December 30, 2022, and December 31, 2021, each consisted of 13 weeks, respectively.

2.    REVENUE RECOGNITION

The Company presents net revenue by geographic area, based upon the location of the original equipment manufacturers’ (“OEMs”) headquarters, and by sales channel, as it believes that doing so best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Individually insignificant OEMs are presented based upon the location of the Company’s direct customer, which is typically a distributor. Net revenue by geographic area is as follows (in millions):

	Three Months Ended
	December 30, 2022	December 31, 2021
United States	$1,028.3	$993.8
China	106.3	234.3
Taiwan	85.6	110.0
Europe, Middle East, and Africa	54.1	57.0
South Korea	35.8	94.9
Other Asia-Pacific	19.2	20.4
Total net revenue	$1,329.3	$1,510.4

Net revenue by sales channel is as follows (in millions):

	Three Months Ended
	December 30, 2022	December 31, 2021
Distributors	$1,179.1	$1,290.5
Direct customers	150.2	219.9
Total net revenue	$1,329.3	$1,510.4
The Company’s revenue from external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	December 30, 2022	September 30, 2022	December 30, 2022	September 30, 2022
U.S. Treasury and government securities	$88.3	$13.1	$—	$0.5
Corporate bonds and notes	83.7	0.2	—	—
Municipal bonds	0.7	7.0	—	—
Total marketable securities	$172.7	$20.3	$—	$0.5
Neither gross unrealized gains and losses nor realized gains and losses were material as of December 30, 2022, or September 30, 2022.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of
	December 30, 2022				September 30, 2022
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$819.9	$773.0	$46.9	$—	$566.0	$565.7	$0.3	$—
U.S. Treasury and government securities	88.3	7.8	80.5	—	13.6	3.6	10.0	—
Corporate bonds and notes	83.7	—	83.7	—	0.2	—	0.2	—
Municipal bonds	0.7	—	0.7	—	7.0	—	7.0	—
Total assets at fair value	$992.6	$780.8	$211.8	$—	$586.8	$569.3	$17.5	$—
(1) Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, commercial paper, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended December 30, 2022.

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

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	December 30, 2022		September 30, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
0.90% Senior Notes due 2023	$499.5	$490.2	$499.2	$488.5
1.80% Senior Notes due 2026	497.1	442.7	496.8	431.2
3.00% Senior Notes due 2031	494.7	393.5	494.5	377.6
Total debt	$1,491.3	$1,326.4	$1,490.5	$1,297.3

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	December 30, 2022	September 30, 2022
Raw materials	$83.9	$81.3
Work-in-process	759.1	805.3
Finished goods	426.8	322.5
Finished goods held on consignment by customers	3.5	3.0
Total inventory	$1,273.3	$1,212.1

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	December 30, 2022	September 30, 2022
Land and improvements	$12.0	$11.9
Buildings and improvements	562.0	555.6
Furniture and fixtures	71.6	70.1
Machinery and equipment	3,360.6	3,316.3
Construction in progress	144.7	157.2
Total property, plant, and equipment, gross	4,150.9	4,111.1
Accumulated depreciation	(2,588.2)	(2,506.3)
Total property, plant, and equipment, net	$1,562.7	$1,604.8

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three months ended December 30, 2022.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three months ended December 30, 2022.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	December 30, 2022			September 30, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships and backlog	2.3	$154.6	$(143.9)	$10.7	$154.6	$(122.3)	$32.3
Developed technology and other	6.0	1,288.6	(253.6)	1,035.0	1,280.9	(209.2)	1,071.7
Technology licenses	2.7	74.3	(20.1)	54.2	105.1	(45.2)	59.9
In-process research and development		273.1	—	273.1	280.8	—	280.8
Total intangible assets		$1,790.6	$(417.6)	$1,373.0	$1,821.4	$(376.7)	$1,444.7
Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. During the three months ended December 30, 2022, $7.7 million of in-process research and development (“IPR&D”) assets were transferred to definite-lived intangible assets, and are being amortized over their useful lives of 12.0 years. Amortization expense related to definite-lived intangible assets was $72.0 million and $80.0 million for the three months ended December 30, 2022 and December 31, 2021, respectively.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2023	2024	2025	2026	2027	Thereafter
Amortization expense	$153.9	$178.3	$154.9	$127.0	$111.7	$374.1

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended
	December 30, 2022	December 31, 2021
United States income taxes	$26.4	$18.4
Foreign income taxes	14.9	17.8
Provision for income taxes	$41.3	$36.2

Effective tax rate	11.8%	8.3%
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three months ended December 30, 2022 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and tax expense related to a change in the reserve for uncertain tax positions.
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate during the three months ended December 31, 2021 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), windfall tax deductions, and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and tax expense related to a change in the reserve for uncertain tax positions.

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

10.     STOCKHOLDERS’ EQUITY

Stock Repurchase
On January 26, 2021, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time prior to January 26, 2023, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. During the three months ended December 30, 2022, the Company paid $166.2 million (including commissions) in connection with the repurchase of 1.8 million shares of its common stock (paying an average price of $90.57 per share). During the three months ended December 31, 2021, the Company paid $269.4 million (including commissions) in connection with the repurchase of 1.7 million shares of its common stock (paying an average price of $159.56 per share). As of December 30, 2022, $947.0 million remained available under the January 26, 2021 stock repurchase program.

On January 31, 2023, the Board of Directors approved a new stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time through February 1, 2025, on the open market or in privately negotiated transactions, as permitted by securities laws and other legal requirements. This newly authorized stock repurchase program succeeds in its entirety the aforementioned January 26, 2021 stock repurchase program. The timing and amount of any shares of the Company’s common stock that are repurchased under the new repurchase program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company currently expects to fund the repurchase program using the Company’s working capital.

Dividends
On February 6, 2023, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.62 per share. This dividend is payable on March 21, 2023, to the Company’s stockholders of record as of the close of business on February 28, 2023.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	2023		2022
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.62	$99.4	$0.56	$92.5

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Consolidated Statements of Operations (in millions):

	Three Months Ended
	December 30, 2022	December 31, 2021
Cost of goods sold	$2.6	$8.7
Research and development	27.9	18.8
Selling, general, and administrative	18.9	22.9
Total share-based compensation	$49.4	$50.4

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended
	December 30, 2022	December 31, 2021
Net income	$309.4	$399.9

Weighted average shares outstanding – basic	159.8	165.1
Dilutive effect of equity-based awards	0.4	1.3
Weighted average shares outstanding – diluted	160.2	166.4

Net income per share – basic	$1.94	$2.42
Net income per share – diluted	$1.93	$2.40

Anti-dilutive common stock equivalents	1.0	0.2
Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three months ended December 30, 2022, and December 31, 2021, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.     SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	December 30, 2022	September 30, 2022
Prepaid expenses	$266.2	$242.3
Other	118.1	95.2
Total other current assets	$384.3	$337.5

Other current liabilities consist of the following (in millions):

	As of
	December 30, 2022	September 30, 2022
Accrued customer liabilities	$270.3	$226.9
Accrued taxes	113.2	48.8
Short-term operating lease liabilities	29.0	18.5
Other	41.7	45.0
Total other current liabilities	$454.2	$339.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “seek,” “should,” “will,” “would,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the possible impacts of geopolitical conflicts, inflation, and the COVID-19 pandemic, as well as the development of new products, enhancements of technologies, sales levels, expense levels, the benefits of acquisitions we have made or may make in the future, and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management as of the date the statement is first made, such statements can only be based on facts and factors then known by us. Consequently, forward-looking statements involve inherent risks and uncertainties, and actual results and outcomes may differ materially and adversely from the results and outcomes discussed in, or anticipated by, the forward-looking statements. A number of important factors could cause actual results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in the 2022 10-K, under the heading “Risk Factors” and in the other documents we have filed with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of the initial filing of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements.

In this document, the words “we,” “our,” “ours,” and “us” refer only to Skyworks Solutions, Inc., and its subsidiaries and not any other person or entity.

Impact of COVID-19
The COVID-19 pandemic has affected business conditions in our industry. The duration, severity, and future impact of the pandemic, including as a result of more contagious variants of the virus that causes COVID-19, continue to be highly uncertain and could still result in significant disruptions to our business operations, as well as negative impacts to our financial condition. Like many companies in the semiconductor industry, we have experienced various supply constraints due to the pandemic. While we have worked with our global supply chain partners to mitigate this risk, the duration and extent of supply chain disruptions remain uncertain.

RESULTS OF OPERATIONS

Three Months Ended December 30, 2022, and December 31, 2021
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended
	December 30, 2022	December 31, 2021
Net revenue	100.0%	100.0%
Cost of goods sold	52.0	52.7
Gross profit	48.0	47.3
Operating expenses:
Research and development	12.3	10.0
Selling, general, and administrative	6.4	5.4
Amortization of intangibles	1.6	2.2
Restructuring, impairment, and other charges	—	0.2
Total operating expenses	20.3	17.8
Operating income	27.6	29.5
Interest expense	1.3	0.7
Other income, net	—	0.1
Income before income taxes	26.4	28.9
Provision for income taxes	3.1	2.4
Net income	23.3%	26.5%

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

General
During the three months ended December 30, 2022, the following key factors contributed to our overall results of operations, financial position, and cash flows:
•Net revenue decreased to $1,329.3 million for the three months ended December 30, 2022, as compared to $1,510.4 million for the corresponding period in fiscal 2022, driven primarily by a decrease in demand for our mobile products from smartphone customers in the Asia-Pacific region.

•Our ending cash, cash equivalents, and marketable securities balance increased to $992.6 million. The increase in cash, cash equivalents, and marketable securities during the three months ended December 30, 2022, was primarily due to cash generated from operations of $773.4 million, partially offset by the repurchase of 1.8 million shares of common stock for $166.2 million, dividend payments of $99.4 million, and capital expenditures of $63.5 million.

Net Revenue

	Three Months Ended
	December 30, 2022	Change	December 31, 2021
(dollars in millions)
Net revenue	$1,329.3	(12.0)%	$1,510.4
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

The decrease in net revenue for the three months ended December 30, 2022, as compared with the corresponding period in fiscal 2022, was driven primarily by a decrease in demand for our mobile products from smartphone customers in the Asia-Pacific region.

Gross Profit

	Three Months Ended
	December 30, 2022	Change	December 31, 2021
(dollars in millions)
Gross profit	$637.7	(10.8)%	$714.7
% of net revenue	48.0%		47.3%
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

The decrease in gross profit for the three months ended December 30, 2022, as compared with the corresponding period in fiscal 2022, was primarily the result of lower unit volumes with a gross profit impact of $147.7 million, partially offset by a favorable product mix with a gross profit impact of $83.6 million.

Research and Development

	Three Months Ended
	December 30, 2022	Change	December 31, 2021
(dollars in millions)
Research and development	$163.9	8.5%	$151.1
% of net revenue	12.3%		10.0%
Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation, and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The increase in research and development expenses for the three months ended December 30, 2022, as compared with the corresponding period in fiscal 2022, was primarily related to headcount-related expenses, including share-based compensation, as a result of our increased investment in developing new technologies and products.

Selling, General, and Administrative

	Three Months Ended
	December 30, 2022	Change	December 31, 2021
(dollars in millions)
Selling, general, and administrative	$84.5	3.0%	$82.0
% of net revenue	6.4%		5.4%
Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses for the three months ended December 30, 2022, as compared with the corresponding period in fiscal 2022, was primarily related to an increase in professional services costs incurred during the period.

Amortization of Intangibles

	Three Months Ended
	December 30, 2022	Change	December 31, 2021
(dollars in millions)
Amortization of intangibles	$21.9	(34.2)%	$33.3
% of net revenue	1.6%		2.2%
The decrease in amortization expense for the three months ended December 30, 2022, as compared with the corresponding period in fiscal 2022, was primarily due to reaching the end of the useful lives of certain intangible assets that were acquired in prior fiscal years.

Interest Expense

	Three Months Ended
	December 30, 2022	Change	December 31, 2021
(dollars in millions)
Interest expense	$16.9	53.6%	$11.0
% of net revenue	1.3%		0.7%
The increase in interest expense for the three months ended December 30, 2022, as compared with the corresponding period in fiscal 2022, was due to an increase in the variable interest rate associated with the borrowing of the Term Loans (as defined below).

Provision for Income Taxes

	Three Months Ended
	December 30, 2022	Change	December 31, 2021
(dollars in millions)
Provision for income taxes	$41.3	14.1%	$36.2
% of net revenue	3.1%		2.4%
We recorded a provision for income taxes of $41.3 million (which consisted of $26.4 million and $14.9 million related to United States and foreign income taxes, respectively) for the three months ended December 30, 2022.

The increase in income tax expense for the three months ended December 30, 2022, as compared with the corresponding period in fiscal 2022, was primarily due to a current period shortfall in tax deductions for share-based compensation, compared to windfall deductions in the prior year and an increase in deferred tax assets as a result of capitalizing research and development costs.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in millions)	December 30, 2022	December 31, 2021
Cash and cash equivalents at beginning of period	$566.0	$882.9
Net cash provided by operating activities	773.4	581.7
Net cash used in investing activities	(223.1)	(98.0)
Net cash used in financing activities	(296.4)	(490.2)
Cash and cash equivalents at end of period	$819.9	$876.4

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $191.7 million increase in cash provided by operating activities during the three months ended December 30, 2022, as compared with the corresponding period in fiscal 2022, was primarily related to favorable changes in working capital of $330.6 million, due primarily to a decrease in accounts receivable.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid to purchase marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $125.1 million increase in cash used in investing activities during the three months ended December 30, 2022, as compared with the corresponding period in fiscal 2022, was primarily related to a $155.4 million increase in the net purchase of marketable securities, partially offset by a $32.3 million decrease in cash used for capital expenditures.

Cash used in financing activities:
Cash used in financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $193.8 million decrease in cash used in financing activities during the three months ended December 30, 2022, as compared with the corresponding period in fiscal 2022, was primarily related to a decrease of $103.2 million in stock repurchase activity, a decrease of $50.0 million for the repayment of Term Loans, a decrease of $48.2 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards, partially offset by an increase of $6.9 million in dividend payments.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $992.6 million as of December 30, 2022, representing an increase of $405.8 million from September 30, 2022.

We have outstanding $500.0 million of Notes Due 2023, $500.0 million of Notes Due 2026, and $500.0 million of Notes Due 2031 (the “Notes”). We have a term credit agreement (the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). On July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price to acquire the Infrastructure and Automotive business of Silicon Laboratories Inc. and to pay fees and expenses incurred in connection therewith. During the three months ended December 31, 2021, we repaid $50.0 million of outstanding borrowings under the Term Loans. As of December 30, 2022, there were $700.0 million of borrowings outstanding under the Term Credit Agreement. The Term Credit Agreement expires July 26, 2024. We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of December 30, 2022, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026.

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

Our contractual obligations disclosure in the 2022 10-K has not materially changed since we filed that report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our Term Credit Facility, which has variable interest rates, and our investment portfolio. As of December 30, 2022, there were $700.0 million of borrowings outstanding under the Term Credit Agreement, and a potential change in the associated interest rates would be immaterial to the results of our operations. Our investment portfolio consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $819.9 million, and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, and municipal bonds) that total approximately $172.7 million within short-term marketable securities as of December 30, 2022.

The main objectives of our investment activities are liquidity and preservation of capital. Our cash equivalent investments have short-term maturity periods that dampen the impact of market or interest rate risk. Our marketable securities have short-term maturity periods less than one year. Credit risk associated with our investments is not material because our investments are diversified across several types of securities with high credit ratings, which reduces the amount of credit exposure to any one investment.

Based on our results of operations for the three months ended December 30, 2022, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three months ended December 30, 2022, we had no outstanding foreign currency forward or options contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 9 of the Notes to Consolidated Financial Statements for a detailed discussion.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2022 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended December 30, 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/1/2022 - 10/28/22	500,000		$87.71	500,000	$1.1 billion
10/29/22 - 11/25/22	591,200	(2)	$91.20	245,904	$1.0 billion
11/26/22 - 12/30/22	1,091,165	(3)	$91.93	1,089,107	$0.9 billion
Total	2,182,365			1,835,011
(1) The stock repurchase program approved by the Board of Directors on January 26, 2021 authorizes the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions as permitted by securities laws and other legal requirements, and expired on January 26, 2023. On January 31, 2023, the Board of Directors approved a new $2.0 billion stock repurchase program that expires on February 2, 2025, and succeeds in its entirety the January 26, 2021 stock repurchase program.
(2) 245,904 shares were repurchased at an average price of $90.36 per share as part of our stock repurchase program, and 345,296 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $91.80 per share.
(3) 1,089,107 shares were repurchased at an average price of $91.94 per share as part of our stock repurchase program, and 2,058 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $91.25 per share.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended					X

10.2*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended					X

10.3*^	Fiscal Year 2023 Executive Incentive Plan					X

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

SKYWORKS SOLUTIONS, INC.

Date:	February 6, 2023	By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)