Form 10-Q
period 2023-03-31
SKYWORKS SOLUTIONS, INC.
filed 2023-05-09
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

As of May 2, 2023, the registrant had 159,154,716 shares of common stock, par value $0.25 per share, outstanding.

1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net revenue	$1,153.1	$1,335.6	$2,482.4	$2,846.0
Cost of goods sold	625.7	698.0	1,317.4	1,493.6
Gross profit	527.4	637.6	1,165.0	1,352.4
Operating expenses:
Research and development	148.2	160.7	312.0	311.9
Selling, general, and administrative	79.0	83.0	163.5	165.1
Amortization of intangibles	3.8	21.9	25.7	55.2
Restructuring, impairment, and other charges	23.1	4.7	23.5	7.1
Total operating expenses	254.1	270.3	524.7	539.3
Operating income	273.3	367.3	640.3	813.1
Interest expense	(18.9)	(11.4)	(35.8)	(22.3)
Other income (expense), net	5.4	(1.8)	6.0	(0.5)
Income before income taxes	259.8	354.1	610.5	790.3
Provision for income taxes	27.0	48.3	68.3	84.6
Net income	$232.8	$305.8	$542.2	$705.7
Earnings per share:
Basic	$1.46	$1.87	$3.40	$4.29
Diluted	$1.46	$1.86	$3.39	$4.27
Weighted average shares:
Basic	159.1	163.7	159.5	164.4
Diluted	159.9	164.4	160.1	165.4
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net income	$232.8	$305.8	$542.2	$705.7
Other comprehensive income (loss), net of tax:
Fair value of investments	—	(0.3)	—	(0.4)
Pension adjustments	—	—	(0.8)	3.3
Comprehensive income	$232.8	$305.5	$541.4	$708.6
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	March 31, 2023	September 30, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$832.6	$566.0
Marketable securities	228.8	20.3
Receivables, net of allowances of $0.9 and $0.8, respectively	685.0	1,094.0
Inventory	1,257.0	1,212.1
Other current assets	395.8	337.5
Total current assets	3,399.2	3,229.9
Property, plant, and equipment, net	1,496.3	1,604.8
Operating lease right-of-use assets	210.8	223.0
Goodwill	2,176.7	2,176.7
Intangible assets, net	1,321.6	1,444.7
Deferred tax assets, net	118.9	52.7
Marketable securities	—	0.5
Other long-term assets	118.2	141.5
Total assets	$8,841.7	$8,873.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165.8	$274.2
Accrued compensation and benefits	103.5	114.3
Current portion of long-term debt	499.8	499.2
Other current liabilities	399.6	339.2
Total current liabilities	1,168.7	1,226.9
Long-term debt	1,491.1	1,689.9
Long-term tax liabilities	196.3	213.5
Long-term operating lease liabilities	199.5	206.9
Other long-term liabilities	53.2	67.6
Total liabilities	3,108.8	3,404.8
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 159.2 shares issued and outstanding at March 31, 2023, and 160.2 shares issued and outstanding at September 30, 2022	39.7	40.0
Additional paid-in capital	56.2	11.9
Retained earnings	5,642.6	5,421.9
Accumulated other comprehensive loss	(5.6)	(4.8)
Total stockholders’ equity	5,732.9	5,469.0
Total liabilities and stockholders’ equity	$8,841.7	$8,873.8
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net income	$542.2	$705.7
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	90.4	106.1
Depreciation	198.4	192.6
Amortization of intangible assets, including inventory step-up	123.4	153.3
Deferred income taxes	(57.0)	6.4
Asset impairment charges	17.0	—
Amortization of debt discount and issuance costs	2.0	2.0
Other, net	2.2	1.4
Changes in assets and liabilities:
Receivables, net	409.0	(41.9)
Inventory	(49.4)	(51.4)
Accounts payable	(94.7)	15.0
Other current and long-term assets and liabilities	1.6	(114.7)
Net cash provided by operating activities	1,185.1	974.5
Cash flows from investing activities:
Capital expenditures	(108.9)	(222.5)
Purchased intangibles	(15.1)	(14.0)
Purchases of marketable securities	(270.4)	(78.6)
Sales and maturities of marketable securities	65.1	100.7
Receipts from the sales of property, plant, and equipment	0.1	—
Net cash used in investing activities	(329.2)	(214.4)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(32.6)	(83.6)
Repurchase of common stock - stock repurchase program	(175.3)	(687.4)
Dividends paid	(198.0)	(183.7)
Net proceeds from exercise of stock options	1.1	2.6
Proceeds from employee stock purchase plan	15.5	15.5
Payments of debt	(200.0)	(50.0)
Net cash used in financing activities	(589.3)	(986.6)
Net increase (decrease) in cash and cash equivalents	266.6	(226.5)
Cash and cash equivalents at beginning of period	566.0	882.9
Cash and cash equivalents at end of period	$832.6	$656.4
Supplemental cash flow disclosures:
Income taxes paid	$118.1	$138.4
Interest paid	$33.8	$18.8
Incentives paid in common stock	$19.2	$32.2
Non-cash investing in capital expenditures, accrued but not paid	$27.4	$77.3
Operating lease assets obtained in exchange for new lease liabilities	$3.4	$57.2
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 30, 2022	160.2	$40.0	—	$—	$11.9	$5,421.9	$(4.8)	$5,469.0
Net income	—	—	—	—	—	309.4	—	309.4
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	0.3	(31.9)	20.0	—	—	(11.7)
Share-based compensation expense	—	—	—	—	49.7	—	—	49.7
Repurchase and retirement of common stock	(1.8)	(0.5)	(0.3)	31.9	(77.7)	(120.0)	—	(166.3)
Dividends declared	—	—	—	—	—	(99.4)	—	(99.4)
Other comprehensive income	—	—	—	—	—	—	(0.8)	(0.8)
Balance at December 30, 2022	159.1	$39.7	—	$—	$3.9	$5,511.9	$(5.6)	$5,549.9
Net income	—	$—	—	$—	$—	232.8	—	232.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.2	—	—	(0.7)	15.6	—	—	14.9
Share-based compensation expense	—	—	—	—	43.0	—	—	43.0
Repurchase and retirement of common stock	(0.1)	—	—	0.7	(6.3)	(3.5)	—	(9.1)
Dividends declared	—	—	—	—	—	(98.6)	—	(98.6)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balance at March 31, 2023	159.2	$39.7	—	$—	$56.2	$5,642.6	$(5.6)	$5,732.9

Balance at October 1, 2021	165.3	$41.3	—	$(1.7)	$79.6	$5,185.8	$(7.9)	$5,297.1
Net income	—	—	—	—	—	399.9	—	399.9
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.9	0.2	0.5	(80.1)	33.8	—	—	(46.1)
Share-based compensation expense	—	—	—	—	42.0	—	—	42.0
Stock repurchase program	(1.7)	(0.4)	1.7	(269.4)	0.4	—	—	(269.4)
Dividends declared	—	—	—	—	—	(92.5)	—	(92.5)
Other comprehensive income	—	—	—	—	—	—	3.2	3.2
Balance at December 31, 2021	164.5	$41.1	2.2	$(351.2)	$155.8	$5,493.2	$(4.7)	$5,334.2
Net income	—	—	—	—	—	305.8	—	305.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.2	—	—	(3.5)	16.3	—	—	12.8
Share-based compensation expense	—	—	—	—	45.3	—	—	45.3
Stock repurchase program	(3.0)	(0.7)	3.0	(418.0)	0.7	—	—	(418.0)
Dividends declared	—	—	—	—	—	(91.2)	—	(91.2)
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)
Balance at April 1, 2022	161.7	$40.4	5.2	$(772.7)	$218.1	$5,707.8	$(5.0)	$5,188.6
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

The Company’s fiscal year ends on the Friday closest to September 30. Fiscal 2023 consists of 52 weeks and ends on September 29, 2023. Fiscal 2022 consisted of 52 weeks and ended on September 30, 2022. The three and six months ended March 31, 2023, and April 1, 2022, consisted of 13 weeks and 26 weeks, respectively.

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

Net revenue by geographic area is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
United States	$846.6	$824.0	$1,874.9	$1,817.9
China	89.0	154.6	195.3	388.9
Taiwan	85.2	114.7	170.9	224.7
Europe, Middle East, and Africa	58.7	65.3	112.7	122.2
South Korea	55.8	157.3	91.5	252.3
Other Asia-Pacific	17.8	19.7	37.1	40.0
Total net revenue	$1,153.1	$1,335.6	$2,482.4	$2,846.0

Net revenue by sales channel is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Distributors	$1,003.0	$1,057.5	$2,187.4	$2,371.1
Direct customers	150.1	278.1	295.0	474.9
Total net revenue	$1,153.1	$1,335.6	$2,482.4	$2,846.0
The Company’s revenue from external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	March 31, 2023	September 30, 2022	March 31, 2023	September 30, 2022
U.S. Treasury and government securities	$164.5	$13.1	$—	$0.5
Corporate bonds and notes	63.7	0.2	—	—
Municipal bonds	0.6	7.0	—	—
Total marketable securities	$228.8	$20.3	$—	$0.5
Neither gross unrealized gains and losses nor realized gains and losses were material as of March 31, 2023, or September 30, 2022.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of
	March 31, 2023				September 30, 2022
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$832.6	$624.9	$207.7	$—	$566.0	$565.7	$0.3	$—
U.S. Treasury and government securities	164.5	8.2	156.3	—	13.6	3.6	10.0	—
Corporate bonds and notes	63.7	—	63.7	—	0.2	—	0.2	—
Municipal bonds	0.6	—	0.6	—	7.0	—	7.0	—
Total assets at fair value	$1,061.4	$633.1	$428.3	$—	$586.8	$569.3	$17.5	$—
(1) Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, commercial paper, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. During the three and six months ended March 31, 2023, the Company recorded impairment charges of $17.0 million. There were no indicators of impairment identified during the three and six months ended April 1, 2022.

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets. The carrying value of the Term Loans (as defined below) approximates their fair value as the Term Loans are carried at a market observable interest rate that resets periodically.

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	March 31, 2023		September 30, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
0.90% Senior Notes due 2023	$499.8	$495.6	$499.2	$488.5
1.80% Senior Notes due 2026	497.3	452.9	496.8	431.2
3.00% Senior Notes due 2031	494.8	420.5	494.5	377.6
Total debt under Senior Notes	$1,491.9	$1,369.0	$1,490.5	$1,297.3

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	March 31, 2023	September 30, 2022
Raw materials	$80.7	$81.3
Work-in-process	762.5	805.3
Finished goods	411.2	322.5
Finished goods held on consignment by customers	2.6	3.0
Total inventory	$1,257.0	$1,212.1

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	March 31, 2023	September 30, 2022
Land and improvements	$11.8	$11.9
Buildings and improvements	570.9	555.6
Furniture and fixtures	74.4	70.1
Machinery and equipment	3,363.9	3,316.3
Construction in progress	110.5	157.2
Total property, plant, and equipment, gross	4,131.5	4,111.1
Accumulated depreciation	(2,635.2)	(2,506.3)
Total property, plant, and equipment, net	$1,496.3	$1,604.8

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and six months ended March 31, 2023.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three and six months ended March 31, 2023.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	March 31, 2023			September 30, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships and backlog	2.3	$154.6	$(147.5)	$7.1	$154.6	$(122.3)	$32.3
Developed technology and other	6.1	1,290.4	(295.5)	994.9	1,280.9	(209.2)	1,071.7
Technology licenses	2.7	74.3	(26.0)	48.3	105.1	(45.2)	59.9
In-process research and development		271.3	—	271.3	280.8	—	280.8
Total intangible assets		$1,790.6	$(469.0)	$1,321.6	$1,821.4	$(376.7)	$1,444.7
Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. During the three and six months ended March 31, 2023, $1.8 million and $9.5 million of in-process research and development (“IPR&D”) assets were transferred to definite-lived intangible assets, and are being amortized over their useful lives of 12.0 years, respectively. Amortization expense related to definite-lived intangible assets was $51.4 million and $123.4 million for the three and six months ended March 31, 2023, respectively. Amortization expense related to definite-lived intangible assets was $65.9 million and $145.9 million for the three and six months ended April 1, 2022, respectively.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2023	2024	2025	2026	2027	Thereafter
Amortization expense	$102.6	$178.5	$155.0	$127.2	$111.8	$375.2

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
United States income taxes	$16.1	$34.3	$42.5	$52.7
Foreign income taxes	10.9	14.0	25.8	31.9
Provision for income taxes	$27.0	$48.3	$68.3	$84.6
Effective tax rate	10.4%	13.7%	11.2%	10.7%
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and six months ended March 31, 2023 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and tax expense related to a change in the reserve for uncertain tax positions. In addition to the aforementioned factors, the difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and six months ended April 1, 2022 was due to windfall tax deductions.

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

The Company monitors the status of legal proceedings and other contingencies on an ongoing basis to ensure loss contingencies are recognized and disclosed in its financial statements and footnotes. The Company does not believe there are any pending legal proceedings that are reasonably possible to result in a material loss. The Company is engaged in various legal actions in the normal course of business and, while there can be no assurances, the Company believes the outcome of all pending litigation involving the Company will not have, individually or in the aggregate, a material adverse effect on its business or financial statements.

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

10.     STOCKHOLDERS’ EQUITY

Stock Repurchase
On January 31, 2023, the Board of Directors approved a new stock repurchase program (“January 31, 2023 stock repurchase program”), pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time through February 1, 2025, on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The January 31, 2023 stock repurchase program succeeds in its entirety the stock repurchase program approved by the Board of Directors on January 26, 2021 (“January 26, 2021 stock repurchase program”). The timing and amount of any shares of the Company’s common stock that are repurchased under the January 31, 2023 stock repurchase program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The January 31, 2023 stock repurchase program may be suspended or discontinued at any time. The Company currently expects to fund the January 31, 2023 stock repurchase program using the Company’s working capital.

During the three months ended March 31, 2023, the Company paid $9.1 million (including commissions) in connection with the repurchase of 0.1 million shares of its common stock (paying an average price of $91.08 per share). During the six months ended March 31, 2023, the Company paid $175.3 million (including commissions) in connection with the repurchase of 1.9 million shares of its common stock (paying an average price of $90.60 per share), all of which shares were repurchased pursuant to the January 26, 2021 stock repurchase program. As of March 31, 2023, $2.0 billion remained available under the January 31, 2023 stock repurchase program.

During the three months ended April 1, 2022, the Company paid $418.0 million (including commissions) in connection with the repurchase of 3.0 million shares of its common stock (paying an average price of $138.46 per share). During the six months ended April 1, 2022, the Company paid $687.4 million (including commissions) in connection with the repurchase of 4.7 million shares of its common stock (paying an average price of $146.03 per share), all of which shares were repurchased pursuant to the January 26, 2021 stock repurchase program.

Dividends
On May 8, 2023, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.62 per share. This dividend is payable on June 20, 2023, to the Company’s stockholders of record as of the close of business on May 30, 2023.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	2023		2022
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.62	$99.4	$0.56	$92.5
Second quarter	0.62	98.6	0.56	91.2
Total dividends	$1.24	$198.0	$1.12	$183.7

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Consolidated Statements of Operations (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Cost of goods sold	$7.5	$6.3	$10.2	$14.9
Research and development	17.4	27.3	45.3	50.2
Selling, general, and administrative	16.0	22.1	34.9	41.0
Total share-based compensation	$40.9	$55.7	$90.4	$106.1

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net income	$232.8	$305.8	$542.2	$705.7

Weighted average shares outstanding – basic	159.1	163.7	159.5	164.4
Dilutive effect of equity-based awards	0.8	0.7	0.6	1.0
Weighted average shares outstanding – diluted	159.9	164.4	160.1	165.4

Net income per share – basic	$1.46	$1.87	$3.40	$4.29
Net income per share – diluted	$1.46	$1.86	$3.39	$4.27

Anti-dilutive common stock equivalents	0.7	0.9	0.6	0.6
Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three and six months ended March 31, 2023, and April 1, 2022, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.     SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	March 31, 2023	September 30, 2022
Prepaid expenses	$268.8	$242.3
Other	127.0	95.2
Total other current assets	$395.8	$337.5

Other current liabilities consist of the following (in millions):

	As of
	March 31, 2023	September 30, 2022
Accrued customer liabilities	$272.2	$226.9
Accrued taxes	49.4	48.8
Short-term operating lease liabilities	28.6	18.5
Other	49.4	45.0
Total other current liabilities	$399.6	$339.2

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

Impact of COVID-19
The COVID-19 pandemic has affected business conditions in our industry. The duration, severity, and future impact of the pandemic, including as a result of more contagious variants of the virus that causes COVID-19, continue to be uncertain and could still result in significant disruptions to our business operations, as well as negative impacts to our financial condition.

RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 2023, and April 1, 2022
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	54.3	52.3	53.1	52.5
Gross profit	45.7	47.7	46.9	47.5
Operating expenses:
Research and development	12.9	12.0	12.6	11.0
Selling, general, and administrative	6.9	6.2	6.6	5.8
Amortization of intangibles	0.3	1.6	1.0	1.9
Restructuring, impairment, and other charges	2.0	0.4	0.9	0.2
Total operating expenses	22.1	20.2	21.1	18.9
Operating income	23.7	27.5	25.8	28.6
Interest expense	1.6	0.9	1.4	0.8
Other income (expense), net	0.5	(0.1)	0.2	—
Income before income taxes	22.5	26.5	24.6	27.8
Provision for income taxes	2.3	3.6	2.8	3.0
Net income	20.2%	22.9%	21.8%	24.8%

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

General
During the three months ended March 31, 2023, the following key factors contributed to our overall results of operations, financial position, and cash flows:
•Net revenue decreased to $1,153.1 million for the three months ended March 31, 2023, as compared to $1,335.6 million for the corresponding period in fiscal 2022, driven primarily by a decrease in demand for our mobile products from smartphone customers in the Asia-Pacific region.

•Our ending cash, cash equivalents, and marketable securities balance increased to $1,061.4 million. The increase in cash, cash equivalents, and marketable securities during the three months ended March 31, 2023, was primarily due to cash generated from operations of $411.7 million, partially offset by repayments of Term Loans (as defined below) of $200.0 million, dividend payments of $98.6 million, and capital expenditures of $45.3 million.

Net Revenue

	Three Months Ended			Six Months Ended
	March 31, 2023	Change	April 1, 2022	March 31, 2023	Change	April 1, 2022
(dollars in millions)
Net revenue	$1,153.1	(13.7)%	$1,335.6	$2,482.4	(12.8)%	$2,846.0
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

The decrease in net revenue for the three and six months ended March 31, 2023, as compared with the corresponding periods in fiscal 2022, was driven primarily by a decrease in demand for our mobile products from smartphone customers in the Asia-Pacific region.

Gross Profit

	Three Months Ended			Six Months Ended
	March 31, 2023	Change	April 1, 2022	March 31, 2023	Change	April 1, 2022
(dollars in millions)
Gross profit	$527.4	(17.3)%	$637.6	$1,165.0	(13.9)%	$1,352.4
% of net revenue	45.7%		47.7%	46.9%		47.5%
Gross profit represents net revenue less cost of goods sold. Our cost of goods sold consists primarily of purchased materials, labor, and overhead (including depreciation, share-based compensation expense, and amortization of acquisition intangibles, including inventory step-up expense) associated with product manufacturing. As part of our normal course of business, we intend to improve gross profit with efforts to increase unit volumes, improve manufacturing efficiencies, lower manufacturing costs of existing products, and by introducing new and higher value-added products.

The decrease in gross profit for the three and six months ended March 31, 2023, as compared with the corresponding periods in fiscal 2022, was primarily the result of lower average selling prices and lower unit volumes with a gross profit impact of $193.5 million and $351.1 million, respectively, partially offset by a favorable product mix with a gross profit impact of $99.2 million and $182.8 million, respectively.

Research and Development

	Three Months Ended			Six Months Ended
	March 31, 2023	Change	April 1, 2022	March 31, 2023	Change	April 1, 2022
(dollars in millions)
Research and development	$148.2	(7.8)%	$160.7	$312.0	—%	$311.9
% of net revenue	12.9%		12.0%	12.6%		11.0%
Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation, and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The decrease in research and development expenses for the three months ended March 31, 2023, as compared with the corresponding period in fiscal 2022, was primarily related to a decrease in headcount-related expenses, including share-based compensation. Research and development expenses for the six months ended March 31, 2023 were consistent with research and development expenses for the corresponding period in fiscal 2022.

Selling, General, and Administrative

	Three Months Ended			Six Months Ended
	March 31, 2023	Change	April 1, 2022	March 31, 2023	Change	April 1, 2022
(dollars in millions)
Selling, general, and administrative	$79.0	(4.8)%	$83.0	$163.5	(1.0)%	$165.1
% of net revenue	6.9%		6.2%	6.6%		5.8%
Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The decrease in selling, general, and administrative expenses for the three and six months ended March 31, 2023, as compared with the corresponding periods in fiscal 2022, was primarily related to a decrease in headcount-related expenses, including share-based compensation.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
	March 31, 2023	Change	April 1, 2022	March 31, 2023	Change	April 1, 2022
(dollars in millions)
Amortization of intangibles	$3.8	(82.6)%	$21.9	$25.7	(53.4)%	$55.2
% of net revenue	0.3%		1.6%	1.0%		1.9%
The decrease in amortization expense for the three and six months ended March 31, 2023, as compared with the corresponding periods in fiscal 2022, was primarily due to reaching the end of the useful lives of certain intangible assets that were acquired in prior fiscal years.

Restructuring, Impairment, and Other Charges

	Three Months Ended			Six Months Ended
	March 31, 2023	Change	April 1, 2022	March 31, 2023	Change	April 1, 2022
(dollars in millions)
Restructuring, impairment, and other charges	$23.1	391.5%	$4.7	$23.5	231.0%	$7.1
% of net revenue	2.0%		0.4%	0.9%		0.2%
The increase in restructuring, impairment, and other charges for the three and six months ended March 31, 2023, as compared with the corresponding periods in fiscal 2022, was primarily due to asset impairment charges of certain assets held for sale. The assets and liabilities classified as held for sale as of March 31, 2023 were not material.

Interest Expense

	Three Months Ended			Six Months Ended
	March 31, 2023	Change	April 1, 2022	March 31, 2023	Change	April 1, 2022
(dollars in millions)
Interest expense	$18.9	65.8%	$11.4	$35.8	60.5%	$22.3
% of net revenue	1.6%		0.9%	1.4%		0.8%
The increase in interest expense for the three and six months ended March 31, 2023, as compared with the corresponding periods in fiscal 2022, was due to an increase in the variable interest rate associated with the borrowing on the Term Loans (as defined below). We expect interest expense to decrease in the third quarter of fiscal 2023 as a result of the $200 million Term Loans repayment made during the three and six months ended March 31, 2023.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	March 31, 2023	Change	April 1, 2022	March 31, 2023	Change	April 1, 2022
(dollars in millions)
Provision for income taxes	$27.0	(44.1)%	$48.3	$68.3	(19.3)%	$84.6
% of net revenue	2.3%		3.6%	2.8%		3.0%
We recorded a provision for income taxes of $27.0 million (which consisted of $16.1 million and $10.9 million related to United States and foreign income taxes, respectively) and $68.3 million (which consisted of $42.5 million and $25.8 million related to United States and foreign income taxes, respectively) for the three and six months ended March 31, 2023, respectively.

The decrease in income tax expense for the three and six months ended March 31, 2023, as compared with the corresponding periods in fiscal 2022, was primarily due to lower income from operations, partially offset by a current period shortfall in tax deductions for share-based compensation, compared to windfall deductions in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in millions)	March 31, 2023	April 1, 2022
Cash and cash equivalents at beginning of period	$566.0	$882.9
Net cash provided by operating activities	1,185.1	974.5
Net cash used in investing activities	(329.2)	(214.4)
Net cash used in financing activities	(589.3)	(986.6)
Cash and cash equivalents at end of period	$832.6	$656.4

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $210.6 million increase in cash provided by operating activities during the six months ended March 31, 2023, as compared with the corresponding period in fiscal 2022, was primarily related to favorable changes in working capital of $459.5 million, due primarily to a decrease in accounts receivable.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid to purchase marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $114.6 million increase in cash used in investing activities during the six months ended March 31, 2023, as compared with the corresponding period in fiscal 2022, was primarily related to a $227.3 million increase in the net purchase of marketable securities, partially offset by a $113.6 million decrease in cash used for capital expenditures.

Cash used in financing activities:
Cash used in financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $397.3 million decrease in cash used in financing activities during the six months ended March 31, 2023, as compared with the corresponding period in fiscal 2022, was primarily related to a decrease of $512.1 million in stock repurchase activity, a decrease of $51.0 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards, partially offset by an increase of $150.0 million for the repayment of Term Loans (as defined below), and an increase of $14.3 million in dividend payments.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $1,061.4 million as of March 31, 2023, representing an increase of $474.6 million from September 30, 2022.

We have outstanding $500.0 million of Notes Due 2023, $500.0 million of Notes Due 2026, and $500.0 million of Notes Due 2031 (the “Notes”). We have a term credit agreement (the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). On July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price to acquire the Infrastructure and

Automotive business of Silicon Laboratories Inc. and to pay fees and expenses incurred in connection therewith. During the three and six months ended March 31, 2023, we repaid $200.0 million of outstanding borrowings under the Term Loans. As of March 31, 2023, there were $500.0 million of borrowings outstanding under the Term Credit Agreement. The Term Credit Agreement expires July 26, 2024. We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of March 31, 2023, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our Term Credit Facility, which has variable interest rates, and our investment portfolio. As of March 31, 2023, there were $500.0 million of borrowings outstanding under the Term Credit Agreement, and a potential change in the associated interest rates would be immaterial to the results of our operations. Our investment portfolio consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $832.6 million, and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, and municipal bonds) that total approximately $228.8 million within short-term marketable securities as of March 31, 2023.

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

Based on our results of operations for the three and six months ended March 31, 2023, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three and six months ended March 31, 2023, we had no outstanding foreign currency forward or options contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
12/31/22 - 1/27/23	100,030	(2)	$91.09	100,000	—
1/28/23 - 2/24/23	5,509	(3)	$121.73	—	$2.0 billion
2/25/23 - 3/31/23	—		—	—	$2.0 billion
Total	105,539			100,000
(1) The stock repurchase program approved by the Board of Directors on January 26, 2021 authorized the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements, and expired on January 26, 2023 (“January 26, 2021 stock repurchase program”). On January 31, 2023, the Board of Directors approved a new $2.0 billion stock repurchase program that expires on February 2, 2025, and succeeds in its entirety the January 26, 2021 stock repurchase program (“January 31, 2023 stock repurchase program”). As of March 31, 2023 no shares have been purchased under the January 31, 2023 stock repurchase program.
(2) 100,000 shares were repurchased at an average price of $91.08 per share as part of our January 26, 2021 stock repurchase program, and 30 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $109.61 per share.
(3) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1	First Amendment, dated as of March 6, 2023, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, amending the Term Credit Agreement, dated as of May 21, 2021, by and among the Company, the lenders party thereto and the administrative agent	8-K	001-05560	10.1	3/10/2023

10.2	First Amendment, dated as of March 6, 2023, among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, amending the Revolving Credit Agreement, dated as of May 21, 2021, by and among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and the administrative agent	8-K	001-05560	10.2	3/10/2023

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

SKYWORKS SOLUTIONS, INC.

Date:	May 8, 2023	By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)