Form 10-Q
period 2023-06-30
SKYWORKS SOLUTIONS, INC.
filed 2023-08-08
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

As of August 1, 2023, the registrant had 159,392,574 shares of common stock, par value $0.25 per share, outstanding.

1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net revenue	$1,071.2	$1,232.6	$3,553.6	$4,078.6
Cost of goods sold	607.1	649.3	1,924.4	2,142.9
Gross profit	464.1	583.3	1,629.2	1,935.7
Operating expenses:
Research and development	148.0	156.5	460.0	468.4
Selling, general, and administrative	77.2	77.0	240.7	242.1
Amortization of intangibles	3.8	21.9	29.5	77.0
Restructuring, impairment, and other charges	4.4	2.1	28.0	9.3
Total operating expenses	233.4	257.5	758.2	796.8
Operating income	230.7	325.8	871.0	1,138.9
Interest expense	(16.2)	(11.3)	(52.0)	(33.6)
Other income (expense), net	7.6	(0.4)	13.6	(0.9)
Income before income taxes	222.1	314.1	832.6	1,104.4
Provision for income taxes	26.3	46.8	94.6	131.4
Net income	$195.8	$267.3	$738.0	$973.0
Earnings per share:
Basic	$1.23	$1.66	$4.63	$5.96
Diluted	$1.22	$1.66	$4.61	$5.93
Weighted average shares:
Basic	159.2	160.9	159.4	163.3
Diluted	160.0	161.5	160.0	164.1
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income	$195.8	$267.3	$738.0	$973.0
Other comprehensive income (loss), net of tax:
Fair value of investments	—	0.2	—	(0.2)
Pension adjustments	—	—	(0.8)	3.3
Comprehensive income	$195.8	$267.5	$737.2	$976.1
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	June 30, 2023	September 30, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$721.6	$566.0
Marketable securities	14.9	20.3
Receivables, net of allowances of $0.9 and $0.8, respectively	726.8	1,094.0
Inventory	1,235.6	1,212.1
Other current assets	426.0	337.5
Total current assets	3,124.9	3,229.9
Property, plant, and equipment, net	1,424.4	1,604.8
Operating lease right-of-use assets	206.8	223.0
Goodwill	2,176.7	2,176.7
Intangible assets, net	1,269.6	1,444.7
Deferred tax assets, net	138.3	52.7
Marketable securities	3.0	0.5
Other long-term assets	120.4	141.5
Total assets	$8,464.1	$8,873.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160.1	$274.2
Accrued compensation and benefits	88.1	114.3
Current portion of long-term debt	150.0	499.2
Other current liabilities	418.7	339.2
Total current liabilities	816.9	1,226.9
Long-term debt	1,341.6	1,689.9
Long-term tax liabilities	186.5	213.5
Long-term operating lease liabilities	192.9	206.9
Other long-term liabilities	48.3	67.6
Total liabilities	2,586.2	3,404.8
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 159.2 shares issued and outstanding at June 30, 2023, and 160.2 shares issued and outstanding at September 30, 2022	39.8	40.0
Additional paid-in capital	104.0	11.9
Retained earnings	5,739.7	5,421.9
Accumulated other comprehensive loss	(5.6)	(4.8)
Total stockholders’ equity	5,877.9	5,469.0
Total liabilities and stockholders’ equity	$8,464.1	$8,873.8
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net income	$738.0	$973.0
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	135.2	158.2
Depreciation	295.8	289.6
Amortization of intangible assets, including inventory step-up	174.7	219.1
Deferred income taxes	(86.3)	30.3
Asset impairment charges	17.0	—
Amortization of debt discount and issuance costs	2.9	3.0
Other, net	(2.2)	(5.1)
Changes in assets and liabilities:
Receivables, net	367.2	(29.4)
Inventory	(24.9)	(227.8)
Accounts payable	(98.3)	32.5
Other current and long-term assets and liabilities	(28.2)	(255.1)
Net cash provided by operating activities	1,490.9	1,188.3
Cash flows from investing activities:
Capital expenditures	(140.2)	(347.7)
Purchased intangibles	(18.8)	(16.3)
Purchases of marketable securities	(282.1)	(91.4)
Sales and maturities of marketable securities	289.0	216.2
Other	5.9	7.6
Net cash used in investing activities	(146.2)	(231.6)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(33.6)	(85.2)
Repurchase of common stock - stock repurchase program	(175.3)	(806.5)
Dividends paid	(296.7)	(273.7)
Net proceeds from exercise of stock options	1.0	3.2
Proceeds from employee stock purchase plan	15.5	15.6
Payments of debt	(700.0)	(50.0)
Net cash used in financing activities	(1,189.1)	(1,196.6)
Net increase (decrease) in cash and cash equivalents	155.6	(239.9)
Cash and cash equivalents at beginning of period	566.0	882.9
Cash and cash equivalents at end of period	$721.6	$643.0
Supplemental cash flow disclosures:
Income taxes paid	$177.8	$167.9
Interest paid	$48.9	$29.0
Incentives paid in common stock	$19.2	$32.2
Non-cash investing in capital expenditures, accrued but not paid	$20.9	$127.3
Operating lease assets obtained in exchange for new lease liabilities	$6.0	$64.3
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 30, 2022	160.2	$40.0	—	$—	$11.9	$5,421.9	$(4.8)	$5,469.0
Net income	—	—	—	—	—	309.4	—	309.4
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	0.3	(31.9)	20.0	—	—	(11.7)
Share-based compensation expense	—	—	—	—	49.7	—	—	49.7
Repurchase and retirement of common stock	(1.8)	(0.5)	(0.3)	31.9	(77.7)	(120.0)	—	(166.3)
Dividends declared	—	—	—	—	—	(99.4)	—	(99.4)
Other comprehensive income	—	—	—	—	—	—	(0.8)	(0.8)
Balance at December 30, 2022	159.1	$39.7	—	$—	$3.9	$5,511.9	$(5.6)	$5,549.9
Net income	—	$—	—	$—	$—	232.8	—	232.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.2	—	—	(0.7)	15.6	—	—	14.9
Share-based compensation expense	—	—	—	—	43.0	—	—	43.0
Repurchase and retirement of common stock	(0.1)	—	—	0.7	(6.3)	(3.5)	—	(9.1)
Dividends declared	—	—	—	—	—	(98.6)	—	(98.6)
Other comprehensive loss	—	—	—	—	—	—	—	—
Balance at March 31, 2023	159.2	$39.7	—	$—	$56.2	$5,642.6	$(5.6)	$5,732.9
Net income	—	—	—	—	—	195.8	—	195.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	—	0.1	—	(1.1)	0.1	—	—	(0.9)
Share-based compensation expense	—	—	—	—	48.8	—	—	48.8
Dividends declared	—	—	—	—	—	(98.7)	—	(98.7)
Repurchase and retirement of common stock	—	—	—	1.1	(1.1)	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—
Balance at June 30, 2023	159.2	$39.8	—	$—	$104.0	$5,739.7	$(5.6)	$5,877.9

Balance at October 1, 2021	165.3	$41.3	—	$(1.7)	$79.6	$5,185.8	$(7.9)	$5,297.1
Net income	—	—	—	—	—	399.9	—	399.9
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.9	0.2	0.5	(80.1)	33.8	—	—	(46.1)
Share-based compensation expense	—	—	—	—	42.0	—	—	42.0
Stock repurchase program	(1.7)	(0.4)	1.7	(269.4)	0.4	—	—	(269.4)
Dividends declared	—	—	—	—	—	(92.5)	—	(92.5)
Other comprehensive income	—	—	—	—	—	—	3.2	3.2
Balance at December 31, 2021	164.5	$41.1	2.2	$(351.2)	$155.8	$5,493.2	$(4.7)	$5,334.2
Net income	—	—	—	—	—	305.8	—	305.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.2	—	—	(3.5)	16.3	—	—	12.8
Share-based compensation expense	—	—	—	—	45.3	—	—	45.3
Stock repurchase program	(3.0)	(0.7)	3.0	(418.0)	0.7	—	—	(418.0)
Dividends declared	—	—	—	—	—	(91.2)	—	(91.2)
Other comprehensive loss	—	—	—	—	—	—	(0.3)	(0.3)
Balance at April 1, 2022	161.7	$40.4	5.2	$(772.7)	$218.1	$5,707.8	$(5.0)	$5,188.6
Net income	—	—	—	—	—	267.3	—	267.3

Exercise and settlement of share-based awards, net of shares withheld for taxes	—	—	—	(1.6)	0.6	—	—	(1.0)
Share-based compensation expense	—	—	—	—	48.6	—	—	48.6
Stock repurchase program	(1.0)	(0.3)	1.0	(119.1)	0.3	—	—	(119.1)
Dividends declared	—	—	—	—	—	(90.0)	—	(90.0)
Other comprehensive loss	—	—	—	—	—	—	0.2	0.2
Balance at July 1, 2022	160.7	$40.1	6.2	$(893.4)	$267.6	$5,885.1	$(4.8)	$5,294.6
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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 23, 2022, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 27, 2023 (“2022 10-K”). Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

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

The Company’s fiscal year ends on the Friday closest to September 30. The fiscal year ending on September 29, 2023 consists of 52 weeks (“fiscal 2023”). The fiscal year ended on September 30, 2022 consisted of 52 weeks (“fiscal 2022”). The three and nine months ended June 30, 2023, and July 1, 2022, consisted of 13 weeks and 39 weeks, respectively.

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

Net revenue by geographic area is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
United States	$793.9	$813.0	$2,668.8	$2,630.9
China	81.6	98.9	277.0	487.8
Taiwan	81.2	99.7	252.0	324.3
Europe, Middle East, and Africa	51.3	58.3	164.0	180.6
South Korea	48.1	146.4	139.6	398.6
Other Asia-Pacific	15.1	16.3	52.2	56.4
Total net revenue	$1,071.2	$1,232.6	$3,553.6	$4,078.6

Net revenue by sales channel is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Distributors	$937.0	$947.8	$3,183.1	$3,309.3
Direct customers	134.2	284.8	370.5	769.3
Total net revenue	$1,071.2	$1,232.6	$3,553.6	$4,078.6
The Company’s revenue from external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	June 30, 2023	September 30, 2022	June 30, 2023	September 30, 2022
U.S. Treasury and government securities	$14.3	$13.1	$3.0	$0.5
Corporate bonds and notes	—	0.2	—	—
Municipal bonds	0.6	7.0	—	—
Total marketable securities	$14.9	$20.3	$3.0	$0.5
Neither gross unrealized gains and losses nor realized gains and losses were material as of June 30, 2023, or September 30, 2022.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of
	June 30, 2023				September 30, 2022
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$721.6	$721.6	$—	$—	$566.0	$565.7	$0.3	$—
U.S. Treasury and government securities	17.3	—	17.3	—	13.6	3.6	10.0	—
Corporate bonds and notes	—	—	—	—	0.2	—	0.2	—
Municipal bonds	0.6	—	0.6	—	7.0	—	7.0	—
Total assets at fair value	$739.5	$721.6	$17.9	$—	$586.8	$569.3	$17.5	$—
(1) Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, commercial paper, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. During the three months ended June 30, 2023, there were no indicators of impairment identified. During the nine months ended June 30, 2023, the Company recorded impairment charges of $17.0 million. There were no indicators of impairment identified during the three and nine months ended July 1, 2022.

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

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	June 30, 2023		September 30, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
0.90% Senior Notes due 2023	$—	$—	$499.2	$488.5
1.80% Senior Notes due 2026	497.5	448.2	496.8	431.2
3.00% Senior Notes due 2031	495.0	406.5	494.5	377.6
Total debt under Senior Notes	$992.5	$854.7	$1,490.5	$1,297.3

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	June 30, 2023	September 30, 2022
Raw materials	$74.9	$81.3
Work-in-process	818.3	805.3
Finished goods	339.5	322.5
Finished goods held on consignment by customers	2.9	3.0
Total inventory	$1,235.6	$1,212.1

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	June 30, 2023	September 30, 2022
Land and improvements	$11.8	$11.9
Buildings and improvements	586.8	555.6
Furniture and fixtures	73.9	70.1
Machinery and equipment	3,387.7	3,316.3
Construction in progress	80.6	157.2
Total property, plant, and equipment, gross	4,140.8	4,111.1
Accumulated depreciation	(2,716.4)	(2,506.3)
Total property, plant, and equipment, net	$1,424.4	$1,604.8

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and nine months ended June 30, 2023.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three and nine months ended June 30, 2023.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted Average Amortization Period (Years)	June 30, 2023			September 30, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships and backlog	2.3	$154.6	$(151.0)	$3.6	$154.6	$(122.3)	$32.3
Developed technology and other	6.1	1,290.4	(337.5)	952.9	1,280.9	(209.2)	1,071.7
Technology licenses	2.7	72.1	(30.3)	41.8	105.1	(45.2)	59.9
In-process research and development		271.3	—	271.3	280.8	—	280.8
Total intangible assets		$1,788.4	$(518.8)	$1,269.6	$1,821.4	$(376.7)	$1,444.7
Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. During the nine months ended June 30, 2023, $9.5 million of in-process research and development (“IPR&D”) assets were transferred to definite-lived intangible assets, and are being amortized over their useful lives of 12.0 years. Amortization expense related to definite-lived intangible assets was $51.3 million and $174.7 million for the three and nine months ended June 30, 2023, respectively. Amortization expense related to definite-lived intangible assets was $65.9 million and $211.8 million for the three and nine months ended July 1, 2022, respectively.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2023	2024	2025	2026	2027	Thereafter
Amortization expense	$51.2	$178.1	$154.9	$127.1	$111.8	$375.2

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
United States income taxes	$17.5	$35.8	$60.0	$88.5
Foreign income taxes	8.8	11.0	34.6	42.9
Provision for income taxes	$26.3	$46.8	$94.6	$131.4
Effective tax rate	11.8%	14.9%	11.4%	11.9%
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and nine months ended June 30, 2023 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and tax expense related to a change in the reserve for uncertain tax positions. In addition to the aforementioned factors, the difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and nine months ended July 1, 2022 was due to windfall tax deductions.
During the three and nine months ended June 30, 2023, the Company concluded an Internal Revenue Service examination of its federal income tax returns for the fiscal year ended September 28, 2018 (“fiscal 2018”) and the fiscal year ended September 27, 2019 (“fiscal 2019”). The Company agreed to various adjustments to fiscal 2018 and fiscal 2019 tax returns that resulted in the recognition of tax expense of $1.6 million during the nine months ended June 30, 2023.

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

During the three months ended June 30, 2023, the Company did not repurchase any shares of its common stock pursuant to the January 31, 2023 stock repurchase program. During the nine months ended June 30, 2023, the Company paid $175.3 million (including commissions) in connection with the repurchase of 1.9 million shares of its common stock (paying an average price of $90.60 per share), all of which shares were repurchased pursuant to the January 26, 2021 stock repurchase program. As of June 30, 2023, $2.0 billion remained available under the January 31, 2023 stock repurchase program.

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

Dividends
On August 7, 2023, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.68 per share. This dividend is payable on September 19, 2023, to the Company’s stockholders of record as of the close of business on August 29, 2023.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	2023		2022
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.62	$99.4	$0.56	$92.5
Second quarter	0.62	98.6	0.56	91.2
Third quarter	0.62	98.7	0.56	90.0
Total dividends	$1.86	$296.7	$1.68	$273.7

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Consolidated Statements of Operations (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Cost of goods sold	$3.3	$8.0	$13.4	$22.9
Research and development	24.4	24.2	69.7	74.4
Selling, general, and administrative	17.1	19.9	52.1	60.9
Total share-based compensation	$44.8	$52.1	$135.2	$158.2

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income	$195.8	$267.3	$738.0	$973.0

Weighted average shares outstanding – basic	159.2	160.9	159.4	163.3
Dilutive effect of equity-based awards	0.8	0.6	0.6	0.8
Weighted average shares outstanding – diluted	160.0	161.5	160.0	164.1

Net income per share – basic	$1.23	$1.66	$4.63	$5.96
Net income per share – diluted	$1.22	$1.66	$4.61	$5.93

Anti-dilutive common stock equivalents	0.7	1.3	0.5	0.8
Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three and nine months ended June 30, 2023, and July 1, 2022, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.     SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	June 30, 2023	September 30, 2022
Prepaid expenses	$295.0	$242.3
Other	131.0	95.2
Total other current assets	$426.0	$337.5

Other current liabilities consist of the following (in millions):

	As of
	June 30, 2023	September 30, 2022
Accrued customer liabilities	$305.3	$226.9
Accrued taxes	39.8	48.8
Short-term operating lease liabilities	27.8	18.5
Other	45.8	45.0
Total other current liabilities	$418.7	$339.2

13.     SUBSEQUENT EVENT

The Company has a term credit agreement (the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). On July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price to acquire the Infrastructure and Automotive business of Silicon Laboratories Inc. and to pay fees and expenses incurred in connection therewith. On July 12, 2023, the Company repaid $150.0 million of outstanding borrowings under the Term Loans. As of July 12, 2023, there were $350.0 million of borrowings outstanding under the Term Credit Agreement.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2023, and July 1, 2022
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.7	52.7	54.2	52.5
Gross profit	43.3	47.3	45.8	47.5
Operating expenses:
Research and development	13.8	12.7	12.9	11.5
Selling, general, and administrative	7.2	6.2	6.8	5.9
Amortization of intangibles	0.4	1.8	0.8	1.9
Restructuring, impairment, and other charges	0.4	0.2	0.8	0.2
Total operating expenses	21.8	20.9	21.3	19.5
Operating income	21.5	26.4	24.4	28.0
Interest expense	(1.5)	(0.9)	(1.5)	(0.8)
Other income (expense), net	0.7	—	0.4	—
Income before income taxes	20.7	25.5	23.4	27.1
Provision for income taxes	2.5	3.8	2.7	3.2
Net income	18.3%	21.7%	20.8%	23.9%

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

General
During the three months ended June 30, 2023, the following key factors contributed to our overall results of operations, financial position, and cash flows:

•Net revenue decreased to $1,071.2 million for the three months ended June 30, 2023, as compared to $1,232.6 million for the corresponding period in fiscal 2022, driven primarily by a decrease in demand for our mobile products from smartphone customers in the Android ecosystem.

•Our ending cash, cash equivalents, and marketable securities balance decreased to $739.5 million. The decrease in cash, cash equivalents, and marketable securities during the three months ended June 30, 2023, was primarily due to repayments of debt of $500.0 million, dividend payments of $98.7 million, and capital expenditures of $31.4 million, partially offset by cash generated from operations of $305.6 million.

Net Revenue

	Three Months Ended			Nine Months Ended
	June 30, 2023	Change	July 1, 2022	June 30, 2023	Change	July 1, 2022
(dollars in millions)
Net revenue	$1,071.2	(13.1)%	$1,232.6	$3,553.6	(12.9)%	$4,078.6
We market and sell our products directly to OEMs of communications and electronics products, third-party original design manufacturers and contract manufacturers, and indirectly through electronic components distributors. We generally experience seasonal peaks during our fourth and first fiscal quarters (which correspond to the second half of the calendar year), primarily as a result of increased worldwide production of consumer electronics in anticipation of holiday sales, whereas our second and third fiscal quarters are typically lower and in line with seasonal industry trends.

The decrease in net revenue for the three and nine months ended June 30, 2023, as compared with the corresponding periods in fiscal 2022, was driven primarily by a decrease in demand for our mobile products from smartphone customers in the Android ecosystem.

Gross Profit

	Three Months Ended			Nine Months Ended
	June 30, 2023	Change	July 1, 2022	June 30, 2023	Change	July 1, 2022
(dollars in millions)
Gross profit	$464.1	(20.4)%	$583.3	$1,629.2	(15.8)%	$1,935.7
% of net revenue	43.3%		47.3%	45.8%		47.5%
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

The decrease in gross profit for the three and nine months ended June 30, 2023, as compared with the corresponding periods in fiscal 2022, was primarily the result of lower average selling prices and lower unit volumes with a gross profit impact of $148.7 million and $499.8 million, respectively, partially offset by a favorable product mix with a gross profit impact of $70.6 million and $254.0 million, respectively.

Research and Development

	Three Months Ended			Nine Months Ended
	June 30, 2023	Change	July 1, 2022	June 30, 2023	Change	July 1, 2022
(dollars in millions)
Research and development	$148.0	(5.4)%	$156.5	$460.0	(1.8)%	$468.4
% of net revenue	13.8%		12.7%	12.9%		11.5%
Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation, and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The decrease in research and development expenses for the three and nine months ended June 30, 2023, as compared with the corresponding periods in fiscal 2022, was primarily related to a decrease in headcount-related expenses.

Selling, General, and Administrative

	Three Months Ended			Nine Months Ended
	June 30, 2023	Change	July 1, 2022	June 30, 2023	Change	July 1, 2022
(dollars in millions)
Selling, general, and administrative	$77.2	0.3%	$77.0	$240.7	(0.6)%	$242.1
% of net revenue	7.2%		6.2%	6.8%		5.9%
Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

Selling, general, and administrative expenses for the three months ended June 30, 2023 were consistent with selling, general, and administrative expenses for the corresponding period in fiscal 2022. The decrease in selling, general, and administrative expenses for the nine months ended June 30, 2023, as compared with the corresponding period in fiscal 2022, was primarily related to a decrease in headcount-related expenses, including share-based compensation.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
	June 30, 2023	Change	July 1, 2022	June 30, 2023	Change	July 1, 2022
(dollars in millions)
Amortization of intangibles	$3.8	(82.6)%	$21.9	$29.5	(61.7)%	$77.0
% of net revenue	0.4%		1.8%	0.8%		1.9%
The decrease in amortization expense for the three and nine months ended June 30, 2023, as compared with the corresponding periods in fiscal 2022, was primarily due to reaching the end of the useful lives of certain intangible assets that were acquired in prior fiscal years.

Restructuring, Impairment, and Other Charges

	Three Months Ended			Nine Months Ended
	June 30, 2023	Change	July 1, 2022	June 30, 2023	Change	July 1, 2022
(dollars in millions)
Restructuring, impairment, and other charges	$4.4	109.5%	$2.1	$28.0	201.1%	$9.3
% of net revenue	0.4%		0.2%	0.8%		0.2%
The increase in restructuring, impairment, and other charges for the three months ended June 30, 2023, as compared with the corresponding period in fiscal 2022, was primarily due to employee severance costs. In addition to the aforementioned factor, the increase in restructuring, impairment, and other charges for the nine months ended June 30, 2023, as compared with the corresponding period in fiscal 2022, was primarily due to impairment charges on divested assets.
Interest Expense

	Three Months Ended			Nine Months Ended
	June 30, 2023	Change	July 1, 2022	June 30, 2023	Change	July 1, 2022
(dollars in millions)
Interest expense	$16.2	43.4%	$11.3	$52.0	54.8%	$33.6
% of net revenue	(1.5)%		(0.9)%	(1.5)%		(0.8)%
The increase in interest expense for the three and nine months ended June 30, 2023, as compared with the corresponding periods in fiscal 2022, was due to an increase in the variable interest rate associated with the borrowing on the Term Loans.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	June 30, 2023	Change	July 1, 2022	June 30, 2023	Change	July 1, 2022
(dollars in millions)
Provision for income taxes	$26.3	(43.8)%	$46.8	$94.6	(28.0)%	$131.4
% of net revenue	2.5%		3.8%	2.7%		3.2%
We recorded a provision for income taxes of $26.3 million (which consisted of $17.5 million and $8.8 million related to United States and foreign income taxes, respectively) and $94.6 million (which consisted of $60.0 million and $34.6 million related to United States and foreign income taxes, respectively) for the three and nine months ended June 30, 2023, respectively.

The decrease in income tax expense for the three and nine months ended June 30, 2023, as compared with the corresponding periods in fiscal 2022, was primarily due to lower income from operations, partially offset by a current period shortfall in tax deductions for share-based compensation, compared to windfall deductions in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in millions)	June 30, 2023	July 1, 2022
Cash and cash equivalents at beginning of period	$566.0	$882.9
Net cash provided by operating activities	1,490.9	1,188.3
Net cash used in investing activities	(146.2)	(231.6)
Net cash used in financing activities	(1,189.1)	(1,196.6)
Cash and cash equivalents at end of period	$721.6	$643.0

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $302.5 million increase in cash provided by operating activities during the nine months ended June 30, 2023, as compared with the corresponding period in fiscal 2022, was primarily related to favorable changes in working capital of $695.5 million, due primarily to a decrease in accounts receivable.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid to purchase marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $85.4 million decrease in cash used in investing activities during the nine months ended June 30, 2023, as compared with the corresponding period in fiscal 2022, was primarily related to a decrease of $207.5 million in cash used for capital expenditures, partially offset by an increase of $118.0 million in the net purchase of marketable securities.

Cash used in financing activities:
Cash used in financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $7.5 million decrease in cash used in financing activities during the nine months ended June 30, 2023, as compared with the corresponding period in fiscal 2022, was primarily related to a decrease of $631.2 million in stock repurchase activity, a decrease of $51.6 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards, partially offset by an increase of $650.0 million for the repayment of debt, and an increase of $23.0 million in dividend payments.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $739.5 million as of June 30, 2023, representing an increase of $152.7 million from September 30, 2022.

We have outstanding $500.0 million of Notes Due 2026 and $500.0 million of Notes Due 2031 (the “Notes”). As of June 30, 2023, there were $500.0 million of borrowings outstanding under the Term Credit Agreement. The Term Credit Agreement expires July 26, 2024. We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of June 30, 2023, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026. During the three months ended June 30, 2023, we repaid $500.0 million of Notes Due 2023. In addition to the repayment of the Notes Due 2023, during the nine months ended June 30, 2023, we repaid $200.0 million of outstanding borrowings under the Term Loans.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our Term Loan Facility, which has variable interest rates, and our investment portfolio. As of June 30, 2023, there were $500.0 million of borrowings outstanding under the Term Credit Agreement, and a potential change in the associated interest rates would be immaterial to the results of our operations. Our investment portfolio consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $721.6 million, and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, and municipal bonds) that total approximately $14.9 million and $3.0 million within short-term and long-term marketable securities, respectively, as of June 30, 2023.

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

Based on our results of operations for the three and nine months ended June 30, 2023, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three and nine months ended June 30, 2023, we had no outstanding foreign currency forward or options contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/01/23 - 4/28/23	741	(2)	$112.48	—	$2.0 billion
4/29/23 - 5/26/23	9,741	(2)	$99.49	—	$2.0 billion
5/27/23 - 6/30/23	—	—	—	—	$2.0 billion
Total	10,482			—
(1) The stock repurchase program approved by the Board of Directors on January 31, 2023 authorized the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements, and expires on February 1, 2025.
(2) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements:

A significant portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or our other securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and officers during the quarter covered by this report that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”):

Name and Title	Date of Adoption	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Liam Griffin, Chairman, CEO and President	May 18, 2023	Until November 9, 2023, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 13,211 stock options
Robert Terry, Senior Vice President and General Counsel	May 26, 2023	Until May 30, 2024, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 7,613 shares
Reza Kasnavi, Senior Vice President, Technology and Manufacturing	May 30, 2023	Until December 29, 2023, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 10,062 shares

None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation					X

3.2	Fourth Amended and Restated By-laws of Skyworks Solutions, Inc.	8-K	001-00560	3.1	5/12/2023

10.1*	Second Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Liam Griffin					X

10.2*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Kris Sennesael					X

10.3*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Robert J. Terry					X

10.4*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Carlos Bori					X

10.5*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Kari Durham					X

10.6*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Reza Kasnavi					X

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
* Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWORKS SOLUTIONS, INC.

Date:	August 7, 2023	By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Philip Carter
Philip Carter
Vice President and Corporate Controller
(Principal Accounting Officer)