Form 10-K
period 2023-09-29
SKYWORKS SOLUTIONS, INC.
filed 2023-11-17
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepares or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on the last business day of the registrant’s most recently completed second fiscal quarter March 31, 2023) was approximately $18.7 billion. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 10, 2023, was 159,954,867.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2024 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 29, 2023

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

In this document, the words “we”, “our”, “ours”, “us”, “Skyworks”, and “the Company” refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity. In addition, the following is a list of industry terms that may be referenced throughout the document:
•5G (Fifth Generation): next-generation cellular network technology
•AI (Artificial Intelligence): the theory and development of computer systems able to perform tasks that normally require human intelligence, such as visual perception, speech recognition, decision-making, and translation between languages
•ASoC (Analog System on Chip): combines the required electronic circuits of various computer components into a single, integrated chip
•BAW (Bulk Acoustic Wave): electrical input signal is converted to an acoustic wave for filtering and converted back into an electrical signal by a metal-piezo-metal vertical structure
•DC (Direct Current): unidirectional flow of an electrical charge
•IoT (Internet of Things): the interconnection of uniquely identifiable embedded computing devices within the existing internet infrastructure
•LED (Light Emitting Diode): a two-lead semiconductor light source

•LTE (Long-Term Evolution): 4th generation (“4G”) radio technologies designed to increase the capacity and speed of mobile telephone networks
•MIMO (Multiple In, Multiple Out): a method for multiplying the capacity of a radio link using multiple transmission and receiving antennas to exploit multipath propagation; more commonly, it refers to LTE, 5G, and Wi-Fi® techniques to send more than one data signal (also known as data layers) with encoded information to increase capacity in modern telecommunications systems
•RF (Radio Frequency): electromagnetic wave frequencies that lie in the range extending from around 3 kHz to 300 GHz
•SAW (Surface Acoustic Wave): electrical input signal is converted to an acoustic wave for filtering and converted back into an electrical signal by interdigitated transducers on a piezoelectric substrate
•TC-SAW (Temperature Compensated Surface Acoustic Wave): SAW filters that have been designed to reduce shift in frequency over temperature
Skyworks and the Skyworks symbol are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and other countries. Third-party brands and names are for identification purposes only and are the property of their respective owners.

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

Over the past two decades, Skyworks has made critical investments to power this connectivity transformation, addressing key network technologies from cellular to advanced Wi-Fi®, enhanced GPS, and Bluetooth®, among others. Capitalizing on both organic growth and strategic acquisitions, we are targeting high-growth verticals, while at the same time, seeking to diversify our revenue and customer set.

Targeted investments in next-generation technology and solutions, exceptional technical talent, and world-class fabrication capabilities have accelerated our expansion into high-growth market segments, including electric and hybrid vehicles, industrial and motor control, power supply, 5G wireless infrastructure, optical data communication, data center, automotive, smart home, and several other applications.

Our key customers include Amazon, Apple Inc. (“Apple”), Arcadyan, Arris, Bose, Ciena, Cisco, DJI, Ericsson, Fibocom, Garmin, Gemalto (a Thales company), General Electric, Google, Honeywell, Itron, Lenovo, LG Electronics, Microsoft, Motorola, NETGEAR, Nokia, Northrop Grumman, OPPO, Rockwell Collins, Sagemcom, Samsung, Schneider Electric, Sierra Wireless, Sonos, Sony, Technicolor, Telit, Tesla, TP-Link, VIVO, Xiaomi, and ZTE. Our competitors include Analog Devices, Broadcom, Cirrus Logic, Murata Manufacturing, NXP Semiconductors, Qorvo, Qualcomm, and Texas Instruments.

We operate worldwide with engineering, manufacturing, sales, and service facilities throughout Asia, Europe, and North America. Our Internet address is www.skyworksinc.com. We make available free of charge on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our website is not incorporated by reference in this Annual Report. Our SEC filings are also available to the public at www.sec.gov.

Industry Background
Wireless connectivity is expanding on a global basis, underscoring the critical nature of our mission of connecting everyone and everything, all the time. A widening range of use cases is driving an insatiable demand for ubiquitous wireless data across a broad array of applications. The advancement of 5G adoption, IoT, connectivity for everyone, automotive electrification and safety, as well as augmented reality and virtual reality technology, all demand faster speeds, increased bandwidth and capacity, significantly lower latency, and more reliable and secure wireless connectivity.

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

We see a continued expansion in data consumption, dependent on seamless, reliable, and ubiquitous wireless connectivity. A few statistics illustrate this point. According to the 2023 Ericsson Mobility Report, global mobile data is expected to double every three years, driven by new users, innovative services, and the convergence of AI and 5G technology. Machine-to-machine connections, the fastest-growing IoT category, is expected to soon surpass 15 billion devices. By 2030, we anticipate 650 million connected cars worldwide, each consuming 25 times the data seen in today’s smartphones.

Skyworks helps facilitate these opportunities with highly customized solutions that support a broad set of wireless systems and protocols including cellular, 5G, Wi-Fi®, GPS, Bluetooth®, Accutime™, HD-Radio™, LoRa®, Thread®, and Zigbee®. Additionally, Wi-Fi® 7, the next generation of Wi-Fi® technology, complements 5G by providing high-speed wireless connectivity in local environments. These faster data rates and improved efficiency cater to the growing number of devices reliant on wireless networks.

We believe AI can be a catalyst for more efficient wireless communications. From endpoint devices to data centers, generative AI applications will drive the need for higher speed and higher bandwidth Ethernet networks. We expect this will help increase the demand for our precision timing solutions.

Finally, with the rapid transition towards electrification and advanced safety in vehicles, we are focused on high growth segments and content opportunities, including (i) power isolation chips for on-board chargers, powertrain, and for battery management systems in electric vehicles, (ii) connectivity, with telematics and other solutions being enabled by 4G/5G cellular engines, Wi-Fi®, Bluetooth®, Ultra-wide band, Ethernet, and GPS, and (iii) in-vehicle infotainment systems, driven by digital radio coprocessors, and solutions supporting advanced driver-assistance systems and autonomous driving.

Solving Connectivity Challenges
Highly integrated semiconductor solutions are pivotal in deploying next-generation standards, resolving analog, mixed-signal, and RF complexities that challenge existing hardware and network infrastructure. Addressing these design challenges requires diverse competencies including signal transmission, seamless hand-offs between multiple standards, power management, voltage regulation, battery charging, advanced filtering, and tuning.

We are at the forefront of this new era of connectivity, delivering the solutions that help enable the true potential of 5G and IoT. We have a rich heritage in analog systems design and have spent years investing in key technologies and resources. Our strength is underpinned by world-class performance and scale across a broad array of capabilities that include advanced TC-SAW and BAW filters, an expanded family of MIMO, ultra-high band, and diversity receive modules, timing devices, and digital power isolators. From our breakthrough Sky5® unifying platform to our 5G small cell solutions, our approach across both infrastructure and user equipment facilitates powerful, high-speed, end-to-end 5G connectivity.

Skyworks’ Strategy
Our ambitious vision is to connect everyone and everything, all the time. Major elements of our strategy include:

Industry-Leading Technology
As the industry migrates to more complex 5G architectures across a multitude of wireless applications, we are poised to help our customers handle growing levels of system complexity across both the transmit and receive chains. The trend towards increasing front-end and analog design challenges in smartphones and other platforms plays directly into our core strengths. The forthcoming releases of 5G technologies offer significant upgrades for smartphones and IoT devices. These advancements will deliver more bandwidth, faster speeds, and enable applications like virtual reality, augmented reality, live video streaming, and seamless IoT connectivity. Crucially, they aim to bring us closer to achieving reliable low latency, ideal for massive machine communications, and introduces non-terrestrial networks that enable satellite connectivity for emergency applications.

The trend towards increasing front-end and analog design challenges in smartphones and other platforms plays directly into our core strengths and positions us to address these challenges. We believe that we offer the broadest portfolio of radio and analog solutions from the transceiver to the antenna as well as all required manufacturing process technologies. We also hold strong technology leadership positions in passive devices, advanced integration, including proprietary shielding and 3-D die stacking, as well as SAW, TC-SAW, and BAW filters. Our product portfolio is reinforced by a library of approximately 4,900 worldwide patents and other intellectual property that we own and control. Together, our industry-leading technology enables us to deliver the highest levels of product performance and integration.

Customer Relationships
Given our scale and technology leadership, we are engaged with leading original equipment manufacturers (“OEMs”), smartphone providers, and baseband reference design partners in the analog and mixed-signal semiconductor industry. Our customers value the scale of our global supply chain, our innovative technology, our ability to curate and deliver unique solutions, and our system engineering expertise, resulting in deep customer loyalty. We partner with our customers to support their long-term product road maps and are valued as a system solutions provider rather than just a point product vendor.

Diversification
We are diversifying the reach of our business by expanding our addressable markets and broadening our product portfolio to serve a wider array of global customers. With the increasing adoption of 5G and the opportunity to enable more applications, we are growing our business beyond mobile devices (where we support leading top-tier manufacturers, including the leading smartphone suppliers and key baseband vendors) into additional high-performance analog markets, including automotive, home and factory automation, data center, solar, wireless infrastructure, aerospace and defense, medical, smart energy, and wireless networking. In these markets we leverage our scale, intellectual property, and worldwide distribution network, which spans more than 8,000 customers and 8,500 unique products.

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

Our Product Portfolio
Our extensive product portfolio includes:
•    Amplifiers: the modules that strengthen the signal so that it has sufficient energy to reach a base station
•    Antenna Tuners: aperture and impedance tuning products that improve antenna performance across frequencies
•    Attenuators: circuits that allow a known source of power to be reduced by a predetermined factor (usually expressed as decibels)
•    Automotive Tuners and Digital Radios: tuners, data receivers, and digital radio coprocessors used in automotive infotainment systems
•    Wireless ASoC: an intelligent 2.4 GHz and 5GHz wireless radio integrated circuit that includes all the analog and digital functions optimized for building cognitive wireless audio headsets, headphones, and wireless speaker systems
•    DC/DC Converters: an electronic circuit which converts a source of direct current from one voltage level to another
•    Demodulators: a device or an RF block used in receivers to extract the information that has been modulated onto a carrier or from the carrier itself
•    Detectors: devices used to measure and control RF power in wireless systems
•    Digital Power Isolators: energy efficient solutions used in industrial control, solar inverters and hybrid/electric automotive drive trains
•    Diodes: semiconductor devices that pass current in one direction only
•    Directional Couplers: transmission coupling devices for separately sampling the forward or backward wave in a transmission line
•    Diversity Receive Modules: devices used to improve receiver sensitivity in high data rate applications
•    Filters: devices for recovering and separating mixed and modulated data in RF stages, including SAW, TC-SAW, and BAW filters
•    Front-end Modules: two or more functions co-packaged to optimize the performance, cost, and application suitability in products, including intermediate or radio frequency signal paths
•    Hybrid: a type of directional coupler used in radio and telecommunications
•    LED Drivers: devices which regulate the current through a light-emitting diode or string of diodes for the purpose of creating light
•    Low-Noise Amplifiers: devices used to reduce system noise figure in the receive chain
•    Mixers: devices that enable signals to be converted to a higher or lower frequency signal and thereby allowing the signals to be processed more effectively
•    Modulators: devices that take a baseband input signal and output a radio frequency modulated signal
•    Optocouplers/Optoisolators: semiconductor devices that allow signals to be transferred between circuits or systems while ensuring that the circuits or systems are electrically isolated from each other

•    Phase Locked Loops: closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal
•    Phase Shifters: designed for use in power amplifier distortion compensation circuits in base station applications
•    Power Dividers/Combiners: utilized to equally split signals into in-phase signals as often found in balanced signal chains and local oscillator distribution networks
•    Power over Ethernet: enables both data and power to be sent over standard ethernet cable.
•    Power Isolators: digital, analog isolators, and isolated gate drivers used in industrial control, solar inverters, hybrid/electric automotive systems and charging stations
•    ProSLIC® family of subscriber line interface circuits: provides complete analog telephone interfaces for premise equipment and enterprise
•    Receivers: electronic devices that change a radio signal from a transmitter into useful information (including broadcast receivers)
•    System In Package: complete system in a package, including modem, RF front-end, filtering, matching, timing generation – typically, fully certified by regulatory bodies, industry bodies and multi-service operators
•    Switches: components that perform the change between the transmit and receive function, as well as the band function for cellular handsets
•    Synthesizers: devices that provide ultra-fine frequency resolution, fast switching speed, and low phase-noise performance
•    Timing Devices: clock generators, oscillators, jitter attenuators, and buffers used in optical networking, data center, wireless base stations, industrial, and automotive applications
•    Voltage Controlled Oscillators/Synthesizers: fully integrated, high performance signal source for high dynamic range transceivers
•    Voltage Regulators: generate a fixed level which ideally remains constant over varying input voltage or load conditions

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

Customer Concentration
A small number of OEMs historically has accounted for a significant portion of our net revenue. In the fiscal years ended September 29, 2023 (“fiscal 2023”), September 30, 2022 (“fiscal 2022”), and October 1, 2021 (“fiscal 2021”), Apple, through sales to multiple distributors and contract manufacturers for multiple applications including smartphones, tablets, desktop and notebook computers, watches, and other devices, constituted more than ten percent of our net revenue. For further information regarding customer concentrations, see Note 14 to Item 8 of this Annual Report on Form 10-K.

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

Research and Development
Our products and markets demand rapid technological advancements requiring a continuous effort to enhance existing products and develop new products and technologies. Accordingly, we maintain a high level of research and development activity. We invested $606.8 million, $617.9 million, and $532.3 million in research and development during fiscal 2023, fiscal 2022, and fiscal 2021, respectively. The level of research and development expenses were the result of increases in our internal product designs and product development activity for our target markets in each of these fiscal years. Our research and development expenses include new product development and innovations in integrated circuit design, investment in advanced semiconductor manufacturing processes, development of new packaging and test capabilities, and research on next-generation technologies and product opportunities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands.

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

Employees
Our workforce consists of approximately 9,750 employees located around the world, more than 99% of whom are full-time employees. As of September 29, 2023:

•    Our workforce was distributed geographically approximately as follows: 54% in Mexico, 24% in the United States, 20% in Asia, 1% in Canada, and less than 1% in Europe.
•    Our workforce was distributed by function approximately as follows: 43% in individual contributor manufacturing roles, 33% in engineering or technician roles, 11% in managerial roles, and 12% in professional or other administrative roles.
•    Approximately 3,420 of our employees in Mexico, 650 of our employees in Singapore, and 460 of our employees in Japan were covered by collective bargaining and other union agreements.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below, some of which have manifested and any of which may occur in the future, in addition to the other information contained in this report before making an investment decision with respect to any of our securities. Our business, results of operations, and financial condition could be materially and adversely impacted by any of these risks, which could, in turn, adversely affect our stock price. Additional risks not currently known to us or other factors not perceived by us as material risks could also present significant risks to our business.
Risks associated with operating a global business
The risks of doing business internationally apply to all aspects of our operations.
We derive significant revenues from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. We have suppliers located outside the United States, including third-party packaging, assembly, and test facilities and semiconductor foundries located in the Asia-Pacific region. We also operate our own wafer processing facilities in Osaka, Japan, as well as packaging, assembly, and test facilities in Singapore and in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating in multiple jurisdictions. These include, but are not limited to, risks regarding:

•    recession or economic downturn globally or in the jurisdictions in which we do business,
•    currency controls and currency exchange rate fluctuations, including increases or decreases in commodities prices related to such fluctuations,
•    inflation or deflation, as well as changes in existing and expected rates of inflation or deflation, which may vary across the jurisdictions in which we do business,
•    interest rates, as well as changes in existing and expected interest rates, which may vary across the jurisdictions in which we do business,
•    global, regional, and local economic and political conditions, including, but not limited to, social, economic, political, and supply chain instability related to the uncertainty regarding the relationships among the United States, China, Taiwan, Russia, Mexico, North Korea, Israel, other Middle Eastern countries, Japan, Singapore, other foreign countries, and the international community at large, as well as related to armed conflicts, such as the conflict between Russia and Ukraine and the conflicts in Israel and other Middle Eastern countries, that exist, or in the future could exist, in various jurisdictions around the world,
•    restrictive governmental actions (such as restrictions on transfer of funds, restrictions on individuals’ movement, including travel restrictions, quarantines, lockdowns, and curfews, trade protection measures, including export duties, quotas, customs duties, border taxes, border closures, increased import or export controls, export licenses, and tariffs, and restrictions on the purchase of products made or containing technology or components from certain companies or from companies located in certain jurisdictions), or actions by non-governmental individuals and groups (such as protests, boycotts, insurgencies, organized crime, and general civil unrest), that could negatively impact trade between, or increase the cost of operating in, the countries in which we do business,
•    labor market conditions and laws,
•    disruptions of capital and trading markets,
•    difficulty in collecting, or failure to collect, accounts receivable, as well as longer collection periods,
•    changes in, or non-compliance with, legal or regulatory import/export requirements, including restrictions on selling to certain customers or into certain jurisdictions,
•    natural disasters and severe weather events, including, but not limited to, earthquakes, wildfires, droughts, hurricanes, tsunamis, rising sea levels, as well as other impacts of climate change,
•    acts of terrorism, widespread illness or other deterioration of public health conditions, and war,
•    misappropriation or other unauthorized transfers of our electronic information and breaches of our information systems, as well as the potential lack of adequate remedies or enforcement mechanisms in certain jurisdictions,
•    difficulty in engaging distribution partners or obtaining sales or other business support in certain jurisdictions,
•    cultural differences in the conduct of business,
•    direct or indirect government actions, subsidies, or policies aimed at supporting local industry,
•    the laws and policies of the United States and other countries affecting trade, foreign investment and loans, foreign travel, and import or export licensing requirements, including, but not limited to, prohibitions on certain trade and other activities in China, Russia, Belarus, and portions of Ukraine,
•    withdrawal from, or renegotiation of, existing trade agreements by the United States (or other jurisdictions) potentially affecting Mexico, China, and other countries in which we do business,
•    changes in current or future tax law or regulations or new interpretations thereof, by federal or state agencies or foreign governments,
•    changes in the effective tax rate as a result of our overall profitability and mix of earnings in countries with differing statutory tax rates,

•    results of audits and examination of previously filed tax returns, and
•    limitations on our ability under local laws to protect or enforce our intellectual property rights in a particular foreign jurisdiction.
Additionally, we are subject to risks in certain global markets in which wireless operators provide subsidies on handset sales to their customers. Increases in cellular handset prices that negatively impact handset sales can result from changes in regulatory policies or other factors, which could impact the demand for our products.
Some of the countries in which we operate and seek to expand are in emerging markets where legal systems may be less developed or familiar to us, potentially impacting our ability to obtain appropriate recourse in the event of a dispute. Other jurisdictions in which we conduct business have established, or may establish, legal and regulatory regimes that differ materially from United States laws and regulations. It is costly, time-consuming, and requires significant resources to comply with the numerous, and sometimes conflicting, legal regimes in the jurisdictions in which we conduct business on matters as diverse as anti-corruption, anti-bribery, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, intellectual property matters, internal and disclosure control obligations, securities regulation, competition, data privacy and protection, employment, and labor relations. Violations of one or more of these legal regimes’ laws and regulations in the conduct of our business could result in significant fines, penalties, or monetary damages, criminal sanctions against us or our officers, prohibitions on doing business, unfavorable publicity and other reputational damage, restrictions on our ability to process information, and allegations by our counterparties that we have not performed our contractual obligations.
We are subject to the risks of doing business in China.
Demand from Chinese customers may be adversely affected by China’s evolving laws and regulations, including those relating to taxation, import and export tariffs and restrictions, currency controls, environmental regulations, information security, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent, and the potential issuance of new laws and regulations creates uncertainty. In addition, changes in the political environment, economic environment, governmental policies, United States-China relations, or China-Taiwan relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, restrictions on imports, import duties, or currency revaluations, any of which could have an adverse effect on our business plans and operating results. In particular, the imposition by the United States of tariffs on goods imported from China, or deemed to be of Chinese origin, and other government actions that restrict our ability to sell our products to Chinese customers or to manufacture or source components in China, and countermeasures imposed by China in response, could directly or indirectly adversely impact our manufacturing costs, the availability and cost of materials, including gallium, germanium, and rare earth minerals, and the sales of our products in China and elsewhere. For example, the U.S. government has recently expanded export restrictions, and might continue expanding export restrictions, by adding certain Chinese entities to the U.S. Bureau of Industry and Security’s Entity List (the “Entity List”), which has limited, and could in the future limit, our ability to sell to certain of those entities and to third parties that do business with those entities. These restrictions have negatively impacted, and may continue to negatively impact, sales of our products. In the future, we may be prevented from shipping, or be required to obtain a license to ship, our products to certain customers if they are added to the Entity List. In addition, geopolitical changes in China-Taiwan relations could disrupt the operations of several companies in Taiwan that are suppliers to, or third-party partners of, the Company, our customers, and our customers’ other suppliers. Disruption of certain critical operations in Taiwan would adversely affect our ability to manufacture certain products and would likely have substantial negative effects on the entire semiconductor industry. Further, the evolving labor market and increasing labor unrest in China may have a negative impact on our customers, which would result in a negative impact on our business, results of operations, and financial condition. Finally, China’s investments in technology development and manufacturing capability in support of its stated policy of reducing its dependence on foreign semiconductor manufacturers and other technology companies has likely already resulted, and we expect will continue to result, in reduced demand for our products in China and other key markets as well as reduced supply of critical materials for our products.
Changes in tax laws and regulations could have an adverse impact on our operating results.
We are subject to taxation in many different countries and localities worldwide. To the extent the tax laws and regulations in these various countries and localities change, our tax liability could increase.
Beginning in fiscal year 2023, for U.S. income tax purposes we were required to capitalize our research and development expenses and amortize them over five or fifteen years, rather than deduct them in the year incurred, which has increased, and which we expect will continue to increase, our taxes payable, resulting in reduced near term-cash flows. Furthermore, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax of 15% on adjusted financial statement income for certain corporations, as well as an excise tax on corporate stock repurchases. We are currently evaluating the impact this law may have on our effective tax rate in fiscal year 2024.

Because the changes in U.S. tax law require a number of complex calculations that previously were not required, our actual tax liability may differ materially from our income tax provisions, estimates, and accruals. Changes in our interpretations and assumptions, as well as additional guidance issued under these laws, could increase income tax liabilities and/or reduce certain tax benefits. In addition, it is uncertain if and to what extent various states will conform to changes to federal tax law.
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
The effects of the COVID-19 pandemic may adversely affect our business operations, results of operations and financial condition.
The global COVID-19 pandemic—including the measures taken to limit the spread of the virus and its variants, and the resulting global supply chain challenges—has adversely affected, and may continue to adversely affect, our business operations. The pandemic’s impacts on our business operations and workforce, and the duration of such impacts, are uncertain, constantly evolving, and difficult to quantify, but have thus far included, or in the future may include, disruptions to our supply chain and increased costs in connection with the sourcing of materials, components, equipment, assembly and test services, engineering support, shipping and logistics services, and other services. Our business operations would also be negatively impacted if one or more of our major customers were to significantly decrease its orders for our products due to disruptions to its business operations or other pandemic-related issues.
The degree to which the pandemic continues to impact us will depend on future developments that are highly uncertain and cannot be predicted, including, but not limited to, the existence of new variants of the virus that causes COVID-19, the duration and spread of the pandemic, its severity, the actions to contain COVID-19 or treat its impact, and how quickly and to what extent normal economic and operating conditions resume. Even after the pandemic has subsided as a public health matter, we may experience material adverse impacts to our business operations, results of operations and financial condition as a result of its adverse impact on the global economy.
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
These factors include, among others:
•    delays in the widespread deployment of commercial 5G networks and other new technologies,
•    changes in end-user demand for the products manufactured and sold by our customers,
•    the effects of competitive pricing pressures, including decreases in average selling prices of our products,
•    production capacity levels and fluctuations in manufacturing yields,
•    availability and cost of materials and services from our suppliers,
•    the gain or loss of significant customers,
•    our ability to develop, introduce, and market new products and technologies on a timely basis,
•    market acceptance of our products and our customers’ products including, but not limited to, market acceptance of new, emerging technologies,
•    new product and technology introductions by competitors,
•    delays in the adoption of standards by standard-setting bodies and delays in the commercial deployment or consumer adoption of certain technologies,
•    actions by government regulators to restrict or delay the availability of sufficient spectrum for wireless technologies, including technologies that utilize unlicensed spectrum and/or shared spectrum,
•    changes in consumers’ purchasing behaviors, including the rates at which they replace smartphones and other devices that utilize our products,
•    changes to promotions, rebates, and discounts offered by carriers in certain geographic regions for smartphones and other devices that utilize our products,
•    increasing industry consolidation among our competitors,
•    changes in the mix of products produced and sold, and

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
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, or if one or more major customers significantly decreased its orders for our products, our business, results of operations, and financial condition could be materially and adversely impacted, which could adversely affect our stock price. In each of fiscal 2023, fiscal 2022, and fiscal 2021, one customer accounted for greater than ten percent of our net revenue. For further discussion see Note 14 to Item 8 of this Annual Report on Form 10-K.
We rely on Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) to design our products into their end products.
Our products are not sold directly to the end user but are components or subsystems of other products. As a result, we rely on OEMs and ODMs of electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a manufacturer designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort, and risk on the part of that manufacturer. Also, achieving a design win with a customer does not ensure that we will receive revenue from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We may not continue to achieve design wins or to convert design wins into actual sales, and failure to do so could materially and adversely affect our operating results. Furthermore, as a result of our lengthy product development and sales cycle, we may incur significant research and development expenses, and selling, general, and administrative expenses, without generating the anticipated revenue associated with these products.
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
Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities, as well as disruptions at facilities operated by our subcontractors or customers. These disruptions may result from electrical power outages or fluctuations, water shortages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or man-made disasters, as well as equipment maintenance, repairs, and/or upgrades. Disruptions of our manufacturing operations, or those of our subcontractors and customers, could cause significant delays in shipments until we are able to shift production of the impacted products from an affected facility or subcontractor to another facility or subcontractor, or until the affected customer resumes operations and accepts shipments from us. In the event of such delays, the required alternative capacity, particularly wafer production capacity, may not be available on a timely basis or at all. Even if alternative production capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers and revenue. Likewise, lower-than-expected demand could lead to underutilized manufacturing facilities, which could negatively impact our financial results.
While we maintain insurance coverage to mitigate business continuity risks, among other risks, such coverage may be insufficient to cover all losses or all types of claims that may arise. Due to the highly specialized nature of our manufacturing processes, in the event of a disruption in production at one or more of our facilities for any reason, alternative production capacity would not be immediately available from third-party sources. These disruptions could have a material adverse effect on our business, results of operations, and financial condition. Our key facilities include, but are not limited to, our semiconductor wafer fabrication facilities in Newbury Park, California, and Woburn, Massachusetts, our SAW, TC-SAW, and

BAW filter wafer processing facilities in Osaka, Japan, and our assembly and test facilities in Mexicali, Mexico, and in Singapore.
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
We rely on foundries to provide silicon-based products and to supplement our gallium arsenide wafer manufacturing capacity. There are significant risks associated with reliance on third-party foundries, including:
•    the lack of wafer supply, potential wafer shortages, and higher wafer prices,
•    required minimum purchase commitments,
•    limited ability to respond to unanticipated changes in customer demand,
•    limited control over delivery schedules, manufacturing yields, production costs, process technologies, and quality assurance, and
•    the inaccessibility of, or delays in obtaining access to, key process technologies, materials, and IP blocks.
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
Although we own and operate assembly and test facilities, as part of our supply resilience and business continuity strategies, we still depend on subcontractors to package, assemble, and test certain of our products at cost-competitive rates. For those assembly and test subcontractors with whom we do not have long-term agreements, we typically procure services on a per-order basis. If any of our subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences power outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner and/or at cost-competitive rates. Due to the amount of time that it usually takes us to qualify assembly and test subcontractors, we could experience significant delays and/or increased costs in product shipments if we are required to find alternative assembly and test subcontractors for our components. Any problems that we may encounter with the delivery, quality, or cost of our products could damage our customer relationships and materially and adversely affect our business, results of operations, and financial condition.
During fiscal 2022, we entered into long-term capacity reservation and supply agreements with certain third-party foundries, under which we agreed to certain minimum purchase commitments. As a result of reduced overall market demand, we recorded impairment charges during fiscal 2023. These long-term capacity reservation agreements may have an additional adverse effect on our operating results in the event our future supply needs are reduced below the minimum purchase commitments as a result of further reduction in overall market demand.

We are dependent upon third parties for the supply of raw materials and components.
Our manufacturing operations depend on obtaining adequate supplies of raw materials and components used in our manufacturing processes at a competitive cost. Although we maintain relationships with suppliers located around the world with the objective of ensuring that we have adequate sources for the supply of raw materials and components for our manufacturing needs, increases in demand from the semiconductor industry for such raw materials and components (including, but not limited to, gallium, germanium, and precious and rare earth metals), as well as increased demand for commodities in general, can result in tighter supplies and higher costs. Our suppliers may not be able to meet our delivery schedules; we may lose a significant or sole supplier; a supplier may not be able to meet performance and quality specifications; shipments of precious metals may be subject to theft; and we may not be able to purchase such supplies or materials at a competitive cost. If a supplier were unable to meet our delivery schedules, if we lost a supplier, or if a supplier were unable to meet performance or quality specifications, our ability to satisfy customer obligations would be materially and adversely affected because the time required to identify and qualify an alternative supply source, where available, is typically lengthy. In part as a result of the COVID-19 pandemic, we have experienced supply constraints for certain materials and components, which has impacted, and could continue to impact, production lead times, the cost of such materials and components, and our ability to meet customer demand for our products.
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
As the source of our technological and product innovations, our key engineering and technical personnel represent a significant asset. Our success depends on our ability to continue to attract, retain, and motivate qualified personnel, including executive officers and other key management, engineering, and technical personnel. The competition for management, engineering, and technical personnel is intense in the semiconductor industry, particularly in the locations in which we operate, and therefore we may not be able to continue to attract and retain the qualified personnel necessary for the design, development, manufacture, and sale of our products. Our employees are in high demand, and our competitors and other companies may be able to offer compensation opportunities in excess of what we offer. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance and/or declines in the price of our common stock, given, among other factors, the use of equity-based compensation by us and our competitors. If we are unable to obtain required stockholder approval for future increases in the number of shares available under our long-term incentive plans, we may be limited in granting equity-based incentive awards, which may impair our efforts to attract and retain necessary personnel. Further, existing immigration laws, together with any changes to immigration policies or regulations in the United States, make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities (in the United States or abroad), limiting the pool of available talent. Travel bans, difficulties obtaining visas, and other restrictions on international travel make it more difficult to effectively manage our international operations, collaborate as a global company, and service our international customer base. The increased ability of employees in our industry to work from home or in other remote work arrangements has impacted, and may continue to impact, the mobility and turnover of our employees, potentially making it more difficult for us to compete in the job market. We continue to anticipate increases in human resource needs, particularly in engineering. The loss of the services of one or more of our key employees or our inability to attract, retain, and motivate qualified personnel, could have a material adverse effect on our ability to operate our business.
Our business could be adversely affected by the departure of existing members of our senior management team or if our senior management team is unable to effectively implement our strategy.
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
On May 21, 2021, the Company, as borrower, entered into a term credit agreement with various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, providing for a $1.0 billion term loan facility (the “Term Loan Facility”). Additionally, on May 26, 2021, the Company issued $500 million of its 0.900% 2023 Notes, $500 million of its 1.800% 2026 Notes, and $500 million of its 3.000% 2031 Notes in a public offering (the “Notes”). The proceeds of the Term Loan Facility and the issuance of Notes were used to finance a portion of the purchase price for the Company’s acquisition of certain assets, rights, and properties, and its assumption of certain liabilities, comprising Silicon Labs’ Infrastructure and Automotive business, on July 26, 2021 (the “Acquisition”). Since May 2021, the Company has repaid certain amounts of indebtedness under the Term Loan Facility and the Notes, including as discussed in Note 16 to Item 8 of this Annual Report on Form 10-K.
Additionally, on May 21, 2021, the Company entered into a revolving credit agreement with various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, providing for a $750 million revolving credit facility (the “Revolving Credit Facility”). Borrowings under the Revolving Credit Facility could be used for general corporate purposes and working capital needs of the Company and its subsidiaries.
Indebtedness under our Term Loan Facility, Revolving Credit Facility, or the Notes could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. We also have incurred, and will continue to incur, various costs and expenses associated with our indebtedness. Our ability to arrange additional financing and make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and financial, business, and other factors affecting our operations, many of which are beyond our control. We are exposed to interest rate risk through our Term Loan Facility and Revolving Credit Facility, both of which are subject to variable interest rates, and interest rate increases have led to increased interest payments. Our existing indebtedness or incurrence of any additional indebtedness could reduce funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels.

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
The agreements that govern the Term Loan Facility, the Notes, and the Revolving Credit Facility contain various affirmative and negative covenants that, subject to certain significant exceptions, restrict our ability to, among other things, have liens on our property, change the nature of our business, and/or merge or consolidate with any other person or sell or convey certain assets to any one person. In addition, some of the agreements contain a financial covenant consisting of a limitation on leverage. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. Any such acceleration of our repayment obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or stock price.
To be successful we may need to make additional investments and acquisitions, integrate companies we acquire, and/or enter into strategic alliances.
Although we have invested in the past, and intend to continue to invest, significant resources in internal research and development activities, the complexity and rapidity of technological changes and the significant expense of internal research and development make it impractical for us to pursue development of all technological solutions on our own. On an ongoing basis, we review investment, alliance, and acquisition prospects that would complement or expand our product offerings, augment our market coverage, or enhance our technological capabilities. We may not be able to identify and consummate suitable investment, alliance, or acquisition transactions in the future. Moreover, if such transactions are consummated, they could result in:
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
The wireless communications, analog and mixed-signal semiconductor markets are characterized by significant competition.
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
We currently face significant competition in our markets and expect that intense price and product competition will continue. This competition has resulted in, and is expected to continue to result in, declining average selling prices for many of our products and increased challenges in maintaining or increasing revenue, gross margin, and market share. Furthermore, additional competitors may enter our markets as a result of growth opportunities in electronics, the trend toward global expansion by foreign and domestic competitors, and technological and public policy changes (including national or regional policies, and/or state-sponsored investments, intended to develop and support localized competitors). We believe that the principal competitive factors for semiconductor suppliers in our markets include, among others:
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
•    strategic relationships with customers,
•    access to, and the protection and enforcement of, intellectual property,
•    ability to partner with or participate in reference designs of baseband vendors,
•    maintaining access to manufacturing capacity, raw materials, supplies, and services at a competitive cost, and
•    the ability to secure government incentives and grants, such as funding available to U.S. semiconductor manufacturers under the CHIPS and Science Act of 2022.
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
•    to anticipate customer and market requirements and changes in technology and industry standards,
•    to obtain sufficient manufacturing capacity within an international supply chain to meet customer demand,
•    to define new products that meet customer and market requirements,
•    to complete development of new products and bring products to market on a timely basis,
•    to differentiate our products from offerings of our competitors,
•    to achieve overall market acceptance of our products,
•    to lengthen the time that a particular product is in demand,
•    to source and maintain manufacturing materials,
•    to identify and maintain suppliers with the necessary technology and scale to support the increasing complexity of our manufacturing requirements, and
•    to obtain adequate multi-jurisdictional intellectual property protection for our new products.
Our ability to manufacture current products, and to develop new products, depends on, among other factors, the viability and flexibility of our own internal information technology systems.
We continually evaluate expenditures for planned product development and choose among alternatives based on our understanding of customer technical requirements, new industry standards, and expectations of future market growth and technologies. We may not be able to develop and introduce new or enhanced wireless communications, analog and mixed-signal semiconductor products in a timely and cost-effective manner, and our products may not satisfy customer requirements or achieve market acceptance, or we may not be able to anticipate new industry standards and technological changes. We also may not be able to respond successfully to new product announcements and introductions by competitors or to changes in the design or specifications of complementary products of third parties with which our products interface. If we fail to rapidly and cost-effectively introduce new and enhanced products in sufficient quantities that meet our customers’ requirements, our business, results of operations, and financial condition could be materially and adversely affected.
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

A number of domestic and foreign jurisdictions restrict or may seek to restrict the use of various substances, including a class of chemicals known as per- and polyfluoroalkyl substances, and a number of such substances have been or are currently used in our products or processes. For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive requires that certain substances, which may be found in certain products we have manufactured in the past, be removed from all electronics components. Eliminating such substances from our manufacturing processes requires the expenditure of additional research and development funds to seek alternative substances for our products, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. While we have implemented a compliance program to ensure our product offering meets these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties, and/or restrictions imposed by government agencies that could adversely affect our operating results.
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
In addition, increasing governmental, investor, and societal attention on environmental, social, and governance (“ESG”) matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on ESG topics such as climate change, carbon emissions, water usage, waste management, human capital, forced labor, and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We expect that these and other rapidly changing laws, regulations, policies, interpretations, and expectations, as well as increased enforcement actions by various governmental and regulatory agencies, will continue to increase the cost of our compliance and internal risk management programs and to alter the environment in which we do business, which could have a material adverse effect on our business, results of operations, and financial condition. If our ESG practices and disclosures do not meet the expectations and standards of our stockholders, customers, and other industry stakeholders, our reputation and business activities may be negatively impacted and our appeal to certain investors may be reduced.
Risks associated with cybersecurity and intellectual property protection
We may not be able to prevent, or timely detect, information technology security breaches.
Security breaches, phishing, spoofing, attempts by others to gain unauthorized access to our information technology systems, networks, and databases, and other cyberattacks continue to become more sophisticated and persistent and are sometimes successful. These incidents, which might be related to industrial, state-sponsored, and/or economic espionage, or financial cyber extortion or fraud, include covertly introducing malware and spyware to our computers, networks, and products (or to an electronic system operated by a third party for our benefit) and impersonating authorized users, among others. We seek to prevent, detect, and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude, duration, and effects. The theft, unauthorized use, transfer, or publication of our intellectual property, our confidential business, financial, and/or technical information, or the personal data of our employees and customers by third parties or by our employees could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business and technology development. To the extent that any security breach or other cybersecurity incident results in inappropriate disclosure of our customers’, suppliers’, licensees’, or employees’ confidential or personal information, we may incur liability, face contractual and regulatory fines and penalties, and sustain significant financial resources to remediate such breach. Such an incident could, among other things, also damage our reputation, impair our ability to attract and retain our customers, impact our stock price, and materially damage our supplier relationships. If a ransom-style cyberattack or similar incident impedes our ability to use or access our information systems for an extended period of time, this could adversely affect our business operations and financial results. In addition, certain suppliers and other third parties with whom we conduct business, including foundries, assembly and test contractors, and distributors, have been, and are likely to continue to be, subject to cybersecurity incidents, misappropriation efforts, or network disruptions that could jeopardize our proprietary or sensitive data, impact such third parties’ ability to meet their obligations to us, or otherwise negatively impact our ongoing business operations. Geopolitical tensions or conflicts, such as the ongoing conflict involving Russia and Ukraine, the conflicts in Israel and other Middle Eastern countries and the tensions involving China and Taiwan, may create a heightened risk of cybersecurity incidents. We expect to continue devoting significant resources to the security of our information technology systems, networks, and databases, including through the training of our employees and monitoring the security posture of critical third parties who have access to our systems or sensitive data. However, we cannot ensure that these security measures and monitoring efforts will be sufficient to prevent or mitigate the damage caused by a cybersecurity incident or network disruption, and our systems may be vulnerable to hacking, insider threats, employee error or manipulation, theft, system malfunctions, or other adverse events. While we maintain insurance coverage to mitigate some of these risks, such coverage may be insufficient to cover all losses or all types of claims that may arise. Further, China has implemented, and other countries or regions may implement, cybersecurity and privacy laws that require companies’ overall information disclosure, processing practices, and technology security environment to meet certain standards and/or be certified. Such laws may be complex, ambiguous, and subject to interpretation, which may create uncertainty regarding compliance. As a result, our efforts to comply with such laws, to the extent applicable, may be expensive and may fail, which could adversely affect our business, results of operations, and cash flows. In addition, certain of our products contain firmware that incorporates or is derived from “open source” software that generally is made publicly available by its developers or other third parties. Risks related to the use of open source software include, but are not limited to, the introduction of cybersecurity vulnerabilities into our products or development platforms, our compliance with applicable licensing terms, subjecting certain of our derivative works or software enhancements to public disclosure and/or unfavorable licensing conditions, potential restrictions on our ability to market the firmware associated with our products, and enhanced governmental or other third-party scrutiny of our products.
In order to remain competitive, we must be able to successfully protect our intellectual property rights.
We rely on patent, copyright, trademark, trade secret, and other intellectual property rights and laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, inventions, information, data, devices, algorithms, processes, and other intellectual property. In addition, we often incorporate the intellectual property of our customers, suppliers, or other third parties into our designs, and we have obligations with respect to the non-usage and non-disclosure of such third-party intellectual property. From time to time, it may be necessary to engage in litigation or like activities to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity, enforceability, and scope of proprietary rights of others, including our customers. This could require us to expend significant resources and to divert the efforts and attention of our management and technical personnel from our business operations. Regardless of our actions:
•    the steps we take to prevent misappropriation, infringement, dilution, or other violation of our intellectual property or the intellectual property of our customers, suppliers, or other third parties may not be successful,
•    any of our existing or future patents, copyrights, trademarks, trade secrets, or other intellectual property rights may be challenged, invalidated, deemed unenforceable, or circumvented, and
•    we may be contractually prohibited, or otherwise discouraged, by certain customers from pursuing certain remedies for third parties’ violations of our intellectual property.
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
We attempt to control access to, and distribution of, our proprietary and confidential information through operational, technological, and legal safeguards. Despite our efforts, parties, including current and former employees, consultants, customers, licensees, suppliers, vendors, and other third parties may attempt to copy, disclose, transfer, misappropriate or obtain access to our information without our authorization. Furthermore, attempts by computer hackers or other third parties to gain unauthorized access to our systems or information could result in our confidential and/or proprietary information being compromised or our manufacturing and other business operations being interrupted. While we make reasonable attempts to prevent such unauthorized access or misappropriation, we may be unable to anticipate, detect, or stop the methods used, or we may be unable to prevent the release of our confidential and/or proprietary information or that of a third party.

We are subject to the risks of licensing third-party intellectual property.
We sell products in markets that are characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short product life cycles, and increasing levels of integration. Many of our products currently use or incorporate technology licensed or acquired from third parties, and we expect our products in the future to also require technology from third parties. Our ability to keep pace with this market depends on our ability to obtain technology from third parties on commercially reasonable terms to allow our products to remain competitive. If licenses to such technology for our current or future products become unavailable or the terms on which they are available become commercially unreasonable, and we cannot otherwise acquire or integrate such technology, our products or our customers’ products could become unmarketable or obsolete, we could lose market share, and our business could be adversely affected. In such instances, we could also incur substantial unanticipated costs or scheduling delays to develop or acquire substitute technology to deliver competitive products. These risks are heightened with respect to certain of our products that incorporate increasing amounts of embedded software and digital circuit content that is subject to third-party intellectual property rights.
Risks associated with claims and litigation
We may be subject to warranty claims, product recalls, liability claims, and risks of litigation.
Although we invest significant resources in the testing of our products, from time to time we become aware of alleged defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs or cash payments to settle claims pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. Certain of our products, including “high reliability” solutions, may not be able to perform under stringent operating conditions. Examples of our “high reliability” solutions include applications intended for the aerospace, automotive, defense, and medical markets. The potential liabilities associated with these and similar provisions in certain of our customer contracts are in some cases capped at significant amounts, and in other cases are uncapped. In addition, because our customers typically integrate our products into other devices, and because we typically do not have a direct relationship with the end customers of our products, our products may be used in applications for which they were not necessarily designed or tested, and they may not perform as anticipated in such applications. Depending on the nature of any product defect claims, we may not be able to recoup our losses from our third-party suppliers. Investigating, analyzing, and/or remediating alleged product defects may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or third parties, including liability for costs associated with product recalls, indemnification claims, product redesigns, or obligations under customer contracts. If any of our products contain defects, or have reliability, quality, or compatibility problems, our reputation may be damaged, and we could be subject to liability claims, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results. Furthermore, such losses would not be covered under our existing corporate insurance programs. In addition, in the event we are unable to fulfill our contractual obligations, lawsuits may be threatened or filed against us by customers or other third parties. Furthermore, force majeure clauses in our contracts could limit our ability to pursue remedies for certain third-party disruptions and delays. From time to time, we are, and may become, involved in litigation. We are the plaintiff in some of these actions and the defendant in others. Such actions could result in the imposition of various remedies such as injunctions or monetary damages, which if awarded could materially and adversely harm our business. From time to time, we are, and may become, the subject of inquiries, requests for information, or investigations by government and regulatory agencies regarding our business. Any such matters, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management, damage our reputation, or otherwise adversely affect our business.
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
Any litigation to determine the validity of any allegations that our products infringe or may infringe or misappropriate the intellectual property rights of another party, including indemnification claims arising from our contractual obligations to our customers, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. Regardless of the merits of any specific claim, we may not prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation or the assessment of these claims. If litigation were to result in an adverse ruling, we could be required to:
•    pay substantial damages,
•    cease the manufacture, import, use, sale, or offer for sale of infringing products or processes,
•    discontinue the use of infringing technology,
•    expend significant resources to develop an alternate non-infringing technology, and

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
The trading price of our common stock has fluctuated and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:

•    uncertainty regarding the condition and prospects of the domestic and foreign economies,
•    the volatility of the financial markets,
•    instability in global credit and financial markets,
•    our performance and prospects, and the performance and prospects of our major customers and competitors,
•    our revenue concentrations with relatively few customers,
•    our stock repurchase and dividend activities,
•    the timing of our repayment of outstanding indebtedness,
•    investor perception of us and the industry in which we operate,
•    changes in the market valuations of other companies, including, but not limited to, those in our industry,
•    changes in earnings estimates, price targets, or buy/sell recommendations by analysts,
•    the depth and liquidity of the market for our common stock,
•    the exclusion or removal of our stock from market indices, such as the S&P 500 Index,
•    domestic and international political conditions,
•    the extent of the impact of the COVID-19 pandemic,
•    domestic and international tax, fiscal, and trade policy decisions, and
•    our ability to successfully identify, acquire, and integrate acquisition candidates.
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
Future cash dividends and the amount and timing of our stock repurchases may be affected by, among other factors:
•    our views on potential future capital requirements, including those related to research and development,
•    our ability to generate sufficient earnings and cash flows,
•    our use of cash to consummate various acquisition transactions,
•    our repayment of principal and interest on our indebtedness,
•    changes in federal and state income tax laws or corporate laws, and
•    changes to our business model.

Our cash dividend payments and stock repurchases may change from time to time, and we cannot provide assurance that we will increase our cash dividend payment or declare cash dividends or make stock repurchases in any particular amounts or at all. A reduction in our cash dividend payments or a reduction in the level of our stock repurchases could have a negative effect on our stock price.
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
We have certain anti-takeover measures that may affect our common stock. Our certificate of incorporation, our by-laws, and the Delaware General Corporation Law contain several provisions that would make it more difficult to acquire control of us in a transaction not approved by our Board of Directors. Our certificate of incorporation and by-laws include provisions such as:
•    the ability of our Board of Directors to issue shares of preferred stock in one or more series without further authorization of stockholders,
•    a prohibition on stockholder action by written consent,
•    a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders,
•    a requirement that the affirmative vote of at least 80% of our shares be obtained to amend or repeal the provisions of our certificate of incorporation relating to the election and removal of directors or the right to act by written consent,
•    a requirement that the affirmative vote of at least 80% of our shares be obtained for business combinations unless approved by a majority of the members of the Board of Directors and, in the event that the other party to the business combination is the beneficial owner of 5% or more of our shares, a majority of the members of the Board of Directors in office prior to the time such other party became the beneficial owner of 5% or more of our shares, and
•    a fair price provision, as well as a requirement that the affirmative vote of at least 90% of our shares be obtained to amend or repeal the fair price provision.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We maintain our primary executive offices in Irvine, California. For information regarding property, plant, and equipment by geographic region for each of the last two fiscal years, see Note 14 to Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

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

(1) The Company owns the building and the land is leased for approximately 39 years expiring in 2061.

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

The number of stockholders of record of our common stock as of November 2, 2023, was 8,175. On November 2, 2023, the Company announced that the Board of Directors had declared a cash dividend of $0.68 per share of common stock, payable on December 12, 2023, to stockholders of record as of November 21, 2023. We pay, and intend to continue to pay, quarterly dividends subject to capital availability and periodic determinations made by our Board of Directors that cash dividends are in the best interests of our stockholders.

Future cash dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of investments and acquisitions, stock repurchase programs, debt issuances and repayments, changes in federal and state income tax law, and changes to our business model.

Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of common stock made during the three months ended September 29, 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/23 - 7/28/23	12,567	(2)	$112.71	—	$2.0 billion
7/29/23 - 8/25/23	8,549	(2)	$105.62	—	$2.0 billion
8/26/23 - 9/29/23	—		$0.00	—	$2.0 billion
	21,116			—
_________________________
(1) We announced on February 6, 2023 that our Board of Directors had approved a stock repurchase program on January 31, 2023, which authorizes the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements, and which is scheduled to expire on February 1, 2025.
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

RESULTS OF OPERATIONS

Fiscal Years Ended September 29, 2023, September 30, 2022, and October 1, 2021.
The following table sets forth the results of our operations expressed as a percentage of net revenue. See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on November 23, 2022, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 27, 2023 (the “2022 10-K”), for Management’s Discussions and Analysis of Financial Condition and Results of Operations for the fiscal year ended October 1, 2021.

	Fiscal Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	55.8	52.5	50.8
Gross profit	44.2	47.5	49.2
Operating expenses:
Research and development	12.7	11.3	10.3
Selling, general, and administrative	6.6	6.0	6.3
Amortization of intangibles	0.7	1.8	0.7
Restructuring, impairment, and other charges	0.6	0.6	0.2
Total operating expenses	20.6	19.7	17.6
Operating income	23.6	27.8	31.6
Interest expense	(1.3)	(0.9)	(0.3)
Other income (expense), net	0.4	—	—
Income before income taxes	22.6	26.9	31.3
Provision for income taxes	2.0	3.7	2.0
Net income	20.6%	23.2%	29.3%

General
During the fiscal year ended September 29, 2023, the following key factors contributed to our overall results of operations, financial position, and cash flows:
•Net revenue decreased 13.0% to $4,772.4 million in fiscal 2023, as compared to $5,485.5 million in fiscal 2022, driven primarily by a decrease in demand for our mobile products from smartphone customers in the Android ecosystem and for our connectivity solutions in consumer and enterprise markets.

•Our ending cash, cash equivalents, and marketable securities balance increased 26% to $738.5 million in fiscal 2023, as compared to $586.8 million in fiscal 2022. The increase in cash, cash equivalents, and marketable securities during fiscal 2023 was primarily due to cash generated from operations of $1,856.4 million, partially offset by repayments of debt of $900.0 million, dividend payments of $405.2 million, and capital expenditures of $210.3 million.

Net Revenue

	Fiscal Years Ended
	September 29, 2023	Change	September 30, 2022	Change	October 1, 2021
(dollars in millions)
Net revenue	$4,772.4	(13.0)%	$5,485.5	7.4%	$5,109.1

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
The decrease in net revenue in fiscal 2023, as compared to fiscal 2022, was driven primarily by a decrease in demand for our mobile products from smartphone customers in the Android ecosystem and for our connectivity solutions in consumer and enterprise markets.

For information regarding net revenue by geographic region and customer concentration, see Note 14 to Item 8 of this Annual Report on Form 10-K.

Gross Profit

	Fiscal Years Ended
	September 29, 2023	Change	September 30, 2022	Change	October 1, 2021
(dollars in millions)
Gross profit	$2,107.3	(19.1)%	$2,604.3	3.7%	$2,512.4
% of net revenue	44.2%		47.5%		49.2%

Gross profit represents net revenue less cost of goods sold. Our cost of goods sold consists primarily of purchased materials, labor, and overhead (including depreciation, share-based compensation, and amortization of acquisition intangibles, including inventory step-up expense) associated with product manufacturing. Erosion of average selling prices of established products is typical of the semiconductor industry. Consistent with trends in the industry, we anticipate that average selling prices for our established products will continue to decline over time. As part of our normal course of business, we intend to improve gross profit with efforts to increase unit volumes, reduce material costs, improve manufacturing efficiencies, lower manufacturing costs of existing products, and by introducing new and higher value-added products.

The decrease in gross profit in fiscal 2023, as compared to fiscal 2022, was primarily the result of lower unit volumes, impairment charges on long-term supply capacity deposits, and lower average selling prices with a gross profit impact of $572.0 million, $47.5 million, and $41.8 million, respectively, partially offset by a favorable product mix with a gross profit impact of $261.2 million.

Research and Development

	Fiscal Years Ended
	September 29, 2023	Change	September 30, 2022	Change	October 1, 2021
(dollars in millions)
Research and development	$606.8	(1.8)%	$617.9	16.1%	$532.3
% of net revenue	12.7%		11.3%		10.4%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The decrease in research and development expense in fiscal 2023, as compared to fiscal 2022, was primarily related to a decrease in headcount-related expenses.
Selling, General, and Administrative

	Fiscal Years Ended
	September 29, 2023	Change	September 30, 2022	Change	October 1, 2021
(dollars in millions)
Selling, general, and administrative	$314.0	(4.8)%	$329.8	2.3%	$322.5
% of net revenue	6.6%		6.0%		6.3%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The decrease in selling, general, and administrative expenses in fiscal 2023, as compared to fiscal 2022, was primarily related to a decrease in headcount-related expenses, including share-based compensation.

Amortization of Intangibles

	Fiscal Years Ended
	September 29, 2023	Change	September 30, 2022	Change	October 1, 2021
(dollars in millions)
Amortization of intangibles	$33.2	(66.4)%	$98.9	174.7%	$36.0
% of net revenue	0.7%		1.8%		0.7%

The decrease in amortization expense for fiscal 2023, as compared to fiscal 2022, was primarily due to certain intangible assets that were acquired in prior fiscal years reaching the end of their useful lives.

Restructuring, Impairment, and Other Charges

	Fiscal Years Ended
	September 29, 2023	Change	September 30, 2022	Change	October 1, 2021
(dollars in millions)
Restructuring, impairment, and other charges	$28.3	(7.8)%	$30.7	244.9%	$8.9
% of net revenue	0.6%		0.6%		0.2%

Restructuring, impairment, and other charges incurred in fiscal 2023 were primarily due to employee severance costs and impairment charges on divested assets.

Restructuring, impairment, and other charges incurred in fiscal 2022 were primarily related to the abandonment of previously capitalized in-process research and development projects.

Interest Expense

	Fiscal Years Ended
	September 29, 2023	Change	September 30, 2022	Change	October 1, 2021
(dollars in millions)
Interest expense	$64.4	34.4%	$47.9	100.0%	$13.4
% of net revenue	1.3%		0.9%		0.3%

The increase in interest expense for fiscal 2023, as compared to fiscal 2022, was due to an increase in the variable interest rate associated with the borrowing on the Term Loans, partially offset by a lower average balance of debt outstanding.

Other Income (Expense), net

	Fiscal Years Ended
	September 29, 2023	Change	September 30, 2022	Change	October 1, 2021
(dollars in millions)
Other income (expense), net	$18.2	828.0%	$(2.5)	316.7%	$(0.6)
% of net revenue	0.4%		—%		—%

The increase in other income for fiscal 2023, as compared to fiscal 2022, was due to an increase in interest income as a result of higher interest rates.

Provision for Income Taxes

	Fiscal Years Ended
	September 29, 2023	Change	September 30, 2022	Change	October 1, 2021
(dollars in millions)
Provision for income taxes	$96.0	(52.3)%	$201.4	100.6%	$100.4
% of net revenue	2.0%		3.7%		2.0%

We recorded a provision for income taxes of $96.0 million (which consisted of $62.0 million and $34.0 million related to United States and foreign income taxes, respectively) and $201.4 million (which consisted of $132.8 million and $68.6 million related to United States and foreign income taxes, respectively) for fiscal 2023 and fiscal 2022, respectively.

The decrease in income tax expense for fiscal 2023, as compared with the corresponding period in fiscal 2022, was primarily due to lower income from operations, a decrease in tax on global intangible low-taxed income (“GILTI”), an increase in the benefit from foreign-derived intangible income deduction (“FDII”), partially offset by a current period shortfall in tax deductions for share-based compensation, compared to windfall deductions in the prior year.

In August 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion, as well as a 1% excise tax on corporate stock repurchases made after December 31, 2022. We are currently evaluating the impact this law may have on our effective tax rate. CAMT is effective for the Company in fiscal year 2024.

See Note 8 to Item 8 of this Annual Report on Form 10-K for additional information regarding income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Set forth below is a summary of our cash flows for the periods indicated:

	Fiscal Years Ended
(in millions)	September 29, 2023	September 30, 2022	October 1, 2021
Cash and cash equivalents at beginning of period	$566.0	$882.9	$566.7
Net cash provided by operating activities	1,856.4	1,424.6	1,772.0
Net cash used in investing activities	(224.4)	(378.9)	(3,133.2)
Net cash (used in) provided by financing activities	(1,479.2)	(1,362.6)	1,677.4
Cash and cash equivalents at end of period	$718.8	$566.0	$882.9

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $431.8 million increase in cash provided by operating activities for fiscal 2023, as compared to fiscal 2022, was primarily related to favorable changes in working capital of $988.5 million, due primarily to a decrease in accounts receivable and inventory, partially offset by lower net income.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid related to the purchase of marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $154.5 million decrease in cash used in investing activities for fiscal 2023, as compared to fiscal 2022, was primarily related to a decrease of $279.1 million in cash used for capital expenditures, partially offset by a decrease of $117.9 million in the net sale of marketable securities.

Cash used in financing activities:
Cash used in financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $116.6 million increase in cash used in financing activities for fiscal 2023, as compared to fiscal 2022, was primarily related to an increase of $850.0 million for the repayment of debt, an increase of $32.1 million in dividend payments, partially offset by a decrease of $711.5 million in stock repurchase activity, and a decrease of $52.6 million related to the minimum statutory payroll tax withholdings upon vesting of employee performance and restricted stock awards.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $738.5 million as of September 29, 2023, representing an increase of $151.7 million from September 30, 2022.

We have outstanding $500.0 million of Notes Due 2026 and $500.0 million of Notes Due 2031 (the “Notes”). We have a term credit agreement (the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). On July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price for the acquisition of the Infrastructure and Automotive business of Silicon Laboratories Inc. and to pay fees and expenses incurred in connection therewith. During fiscal 2023, 2022, and 2021, we repaid $400.0 million, $50.0 million, and $250.0 million, of outstanding borrowings under the Term Loans, respectively. As of September 29, 2023, there were $300.0 million of borrowings outstanding under the Term Credit Agreement. We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of September 29, 2023, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026.

For a description of contractual obligations, such as taxes, leases, purchase commitments, and debt, see Note 8, Note 10, Note 11, and Note 16 to Item 8 of this Annual Report on Form 10-K, respectively.

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

Our invested cash balances primarily consist of highly liquid marketable securities that are available to meet near-term cash requirements including: money market funds, U.S. Treasury securities, municipal bonds, and agency securities.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting estimates as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex, or subjective judgments or estimates. Based on this definition, our most critical accounting estimates include revenue recognition, which impacts the recording of net revenue; inventory valuation, which impacts the cost of goods sold and gross margin; and income taxes, which impacts the income tax provision. These policies and significant judgments involved are discussed further below. We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our significant accounting policies are described in Note 2 to Item 8 of this Annual Report on Form 10-K.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our Term Credit Facility, which has variable interest rates, and our investment portfolio. As of September 29, 2023, there were $300.0 million of borrowings outstanding under the Term Credit Agreement, and a potential change in the associated interest rates would be immaterial to the results of our operations. Our investment portfolio consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $718.8 million, and marketable securities (U.S. Treasury and government securities, and municipal bonds) that total approximately $15.6 million and $4.1 million within short-term and long-term marketable securities, respectively, as of September 29, 2023.

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

Based on our results of operations for the fiscal year ended September 29, 2023, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

We do not believe that investment or interest rate risks currently pose material exposures to our business or results of operations.

Foreign Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A percentage of our international operational expenses are denominated in foreign currencies, and exchange rate volatility could positively or negatively impact those operating costs. For the fiscal years ended September 29, 2023, September 30, 2022, and October 1, 2021, we had foreign exchange gains of $1.7 million and foreign exchange losses of $1.4 million and $0.5 million, respectively. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete in international markets. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufacturers denominated in foreign currencies, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. As of September 29, 2023, we had no outstanding foreign currency forward or options contracts with financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 38

(2)	Consolidated Statements of Operations for the three years ended September 29, 2023	Page 40

(3)	Consolidated Statements of Comprehensive Income for the three years ended September 29, 2023	Page 41

(4)	Consolidated Balance Sheets at September 29, 2023, and September 30, 2022	Page 42

(5)	Consolidated Statements of Cash Flows for the three years ended September 29, 2023	Page 43

(6)	Consolidated Statements of Stockholders’ Equity for the three years ended September 29, 2023	Page 44

(7)	Notes to Consolidated Financial Statements	Page 45 through 63

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Skyworks Solutions, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries (the Company) as of September 29, 2023 and September 30, 2022, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended September 29, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 29, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 29, 2023 and September 30, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 29, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Application of tax laws and regulations
As discussed in Note 2 and Note 8 to the consolidated financial statements, the Company recorded an income tax provision of $96.0 million for the year ended September 29, 2023, which is comprised of current and deferred taxes on domestic and foreign income. The application of tax laws and regulations to calculate tax liabilities is subject to legal and factual interpretation, judgment, and uncertainty in a multitude of jurisdictions. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings.
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
Irvine, California
November 17, 2023

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Fiscal Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Net revenue	$4,772.4	$5,485.5	$5,109.1
Cost of goods sold	2,665.1	2,881.2	2,596.7
Gross profit	2,107.3	2,604.3	2,512.4
Operating expenses:
Research and development	606.8	617.9	532.3
Selling, general, and administrative	314.0	329.8	322.5
Amortization of intangibles	33.2	98.9	36.0
Restructuring, impairment, and other charges	28.3	30.7	8.9
Total operating expenses	982.3	1,077.3	899.7
Operating income	1,125.0	1,527.0	1,612.7
Interest expense	(64.4)	(47.9)	(13.4)
Other income (expense), net	18.2	(2.5)	(0.6)
Income before income taxes	1,078.8	1,476.6	1,598.7
Provision for income taxes	96.0	201.4	100.4
Net income	$982.8	$1,275.2	$1,498.3
Earnings per share:
Basic	$6.17	$7.85	$9.07
Diluted	$6.13	$7.81	$8.97
Weighted average shares:
Basic	159.4	162.4	165.2
Diluted	160.3	163.3	167.0

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Net income	$982.8	$1,275.2	$1,498.3
Other comprehensive income (loss), net of tax:
Fair value of investments	—	(0.2)	(0.5)
Pension adjustments	(0.8)	3.3	0.4
Comprehensive income	$982.0	$1,278.3	$1,498.2

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	September 29, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$718.8	$566.0
Marketable securities	15.6	20.3
Receivables, net of allowances of $0.8 and $0.8, respectively	864.3	1,094.0
Inventory	1,119.7	1,212.1
Other current assets	461.1	337.5
Total current assets	3,179.5	3,229.9
Property, plant, and equipment, net	1,390.1	1,604.8
Operating lease right-of-use assets	205.4	223.0
Goodwill	2,176.7	2,176.7
Intangible assets, net	1,222.1	1,444.7
Deferred tax assets, net	192.3	52.7
Marketable securities	4.1	0.5
Other long-term assets	56.5	141.5
Total assets	$8,426.7	$8,873.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159.2	$274.2
Accrued compensation and benefits	94.3	114.3
Current portion of long-term debt	299.4	499.2
Other current liabilities	402.8	339.2
Total current liabilities	955.7	1,226.9
Long-term debt	992.9	1,689.9
Long-term tax liabilities	162.8	213.5
Long-term operating lease liabilities	188.7	206.9
Other long-term liabilities	43.9	67.6
Total liabilities	2,344.0	3,404.8
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 159.5 shares issued and outstanding at September 29, 2023, and 160.2 shares issued and outstanding at September 30, 2022	39.9	40.0
Additional paid-in capital	172.4	11.9
Retained earnings	5,876.0	5,421.9
Accumulated other comprehensive loss	(5.6)	(4.8)
Total stockholders’ equity	6,082.7	5,469.0
Total liabilities and stockholders’ equity	$8,426.7	$8,873.8

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net income	$982.8	$1,275.2	$1,498.3
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	185.1	195.2	191.9
Depreciation	387.8	394.4	332.2
Amortization of intangible assets, including inventory step-up	225.9	295.7	104.5
Deferred income taxes	(151.2)	68.4	(59.5)
Asset impairment charges	64.5	20.7	7.1
Amortization of debt discount and issuance costs	4.0	4.0	1.1
Other, net	(3.5)	(1.5)	0.2
Changes in assets and liabilities:
Receivables, net	229.8	(337.8)	(397.7)
Inventory	90.8	(337.3)	(41.2)
Accounts payable	(87.1)	31.3	59.6
Other current and long-term assets and liabilities	(72.5)	(183.7)	75.5
Net cash provided by operating activities	1,856.4	1,424.6	1,772.0
Cash flows from investing activities:
Capital expenditures	(210.3)	(489.4)	(637.8)
Purchased intangibles	(25.8)	(20.3)	(14.3)
Purchases of marketable securities	(288.8)	(97.2)	(500.8)
Sales and maturities of marketable securities	294.0	220.3	770.7
Payments for acquisitions	—	—	(2,751.0)
Other	6.5	7.7	—
Net cash used in investing activities	(224.4)	(378.9)	(3,133.2)
Cash flows from financing activities:
Repurchase of common stock — payroll tax withholdings on equity awards	(35.9)	(88.5)	(55.2)
Repurchase of common stock — stock repurchase program	(175.3)	(886.8)	(195.6)
Dividends paid	(405.2)	(373.1)	(340.6)
Net proceeds from exercise of stock options	5.1	6.4	11.6
Proceeds from employee stock purchase plan	32.1	29.4	24.8
Proceeds from issuance of long-term debt, net	—	—	2,488.2
Debt financing costs	—	—	(5.8)
Payments of debt	(900.0)	(50.0)	(250.0)
Net cash (used in) provided by financing activities	(1,479.2)	(1,362.6)	1,677.4
Net increase (decrease) in cash and cash equivalents	152.8	(316.9)	316.2
Cash and cash equivalents at beginning of period	566.0	882.9	566.7
Cash and cash equivalents at end of period	$718.8	$566.0	$882.9
Supplemental cash flow disclosures:
Income taxes paid	$228.9	$230.0	$184.0
Interest paid	$62.3	$44.4	$2.2
Incentives paid in common stock	$19.2	$32.2	$27.5
Non-cash investing in capital expenditures, accrued but not paid	$12.0	$43.2	$29.3

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at October 2, 2020	165.6	$41.4	66.7	$(4,093.5)	$3,403.7	$4,820.4	$(7.8)	$4,164.2
Net income	—	—	—	—	—	1,498.3	—	1,498.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.1	0.3	0.4	(55.2)	63.6	—	—	8.7
Share-based compensation expense	—	—	—	—	158.1	—	—	158.1
Stock repurchase program	(1.4)	(0.4)	(67.1)	4,147.0	(3,549.9)	(792.3)	—	(195.6)
Dividends declared	—	—	—	—	—	(340.6)	—	(340.6)
Pre-combination service on replacement awards	—	—	—	—	4.1	—	—	4.1
Other comprehensive income	—	—	—	—	—	—	(0.1)	(0.1)
Balance at October 1, 2021	165.3	$41.3	—	$(1.7)	$79.6	$5,185.8	$(7.9)	$5,297.1
Net income	—	—	—	—	—	1,275.2	—	1,275.2
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.4	0.3	0.6	(88.5)	67.8	—	—	(20.4)
Share-based compensation expense	—	—	—	—	173.9	—	—	173.9
Repurchase and retirement of common stock	(6.5)	(1.6)	(0.6)	90.2	(309.4)	(666.0)	—	(886.8)
Dividends declared	—	—	—	—	—	(373.1)	—	(373.1)
Other comprehensive loss	—	—	—	—	—	—	3.1	3.1
Balance at September 30, 2022	160.2	$40.0	—	$—	$11.9	$5,421.9	$(4.8)	$5,469.0
Net income	—	—	—	—	—	982.8	—	982.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.2	0.3	0.4	(35.9)	56.3	—	—	20.7
Share-based compensation expense	—	—	—	—	191.5	—	—	191.5
Repurchase and retirement of common stock	(1.9)	(0.4)	(0.4)	35.9	(87.3)	(123.5)	—	(175.3)
Dividends declared	—	—	—	—	—	(405.2)	—	(405.2)
Other comprehensive income	—	—	—	—	—	—	(0.8)	(0.8)
Balance at September 29, 2023	159.5	$39.9	—	$—	$172.4	$5,876.0	$(5.6)	$6,082.7

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

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
All Skyworks subsidiaries are included in the Company’s consolidated financial statements and all intercompany balances are eliminated in consolidation. Certain items in the fiscal years 2022 and 2021 financial statements, including certain account groupings in the tax reconciliation disclosure, have been reclassified to conform to the fiscal 2023 presentation.

Fiscal Year
The Company’s fiscal year ends on the Friday closest to September 30. Fiscal years 2023 , 2022, and 2021 each consisted of 52 weeks and ended on September 29, 2023, September 30, 2022, and October 1, 2021, respectively.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income, and accumulated other comprehensive loss that are reported during the reporting period. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Judgment is required in determining the reserves for, and fair value of, items such as overall fair value assessments of assets and liabilities, particularly those classified as Level 2 or Level 3 in the fair value hierarchy, marketable securities, inventory, intangible assets associated with business combinations, share-based compensation, revenue reserves, loss contingencies, and income taxes. In addition, judgment is required in determining whether a potential indicator of impairment of long-lived assets, indefinite-lived intangible assets, and goodwill exists and in estimating future cash flows for any necessary impairment testing. Actual results could differ significantly from these estimates.

Cash and Cash Equivalents
The Company invests excess cash in money market funds, U.S. Treasury securities, agency securities, other government securities, and corporate debt securities. The Company considers highly liquid investments as cash equivalents including money market funds and investments with maturities of 90 days or less when purchased.

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

Depreciation is calculated using the straight-line method over the estimated useful lives, which range from five to forty years for buildings and improvements and five to ten years for machinery and equipment. Leasehold improvements are depreciated over the lesser of the economic life or the life of the associated lease.

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

Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities in the Company’s condensed consolidated balance sheet.

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

The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate future taxable income in the jurisdiction that generated the deferred tax assets. This assessment requires management to exercise judgment and make estimates with respect to its ability to generate revenues, gross profits, operating income, and taxable income in future periods. Amongst other factors, management must make assumptions regarding overall business and semiconductor industry conditions, operating efficiencies, the Company’s ability to develop products to its customers’ specifications, technological change, the competitive environment, and changes in regulatory requirements which may impact its ability to generate taxable income and, in turn, realize the value of its deferred tax assets.

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

Stock Repurchase
The Company accounts for stock repurchases in the consolidated balance sheet by reducing common stock for the par value of the shares, reducing paid-in capital for the amount in excess of par to zero during the period in which the shares are repurchased, and recording the residual amount, if any, to retained earnings. Excise tax on stock repurchases is recorded as part of the cost basis of shares acquired in the consolidated statement of stockholders’ equity.

Government Assistance
The Company receives government assistance for qualifying capital investments, research and development, and other activities as defined by the relevant government entities awarding the incentive. Incentives provided by government entities are recognized when the Company has reasonable assurance that it will comply with the conditions of the incentive and the incentive will be received. The Company records capital-related incentives as a reduction to property, plant and equipment and recognizes a reduction to depreciation expense over the useful life of the corresponding asset. Incentives for specific operating activities are offset against the related expense in the period the expense is incurred. As of September 29, 2023, the Company has recognized $10.2 million of receivables in other short-term assets with a corresponding reduction to the carrying amounts of the qualifying manufacturing assets, recorded as a reduction to cost of goods sold as the related assets depreciate. The Company recognized an immaterial benefit in the consolidated statement of operations in fiscal 2023 for grants related to operating activities.

Recently Adopted Accounting Pronouncements and Other Developments

In November 2021, the Financial Accounting Standards Board issued ASU 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”) to increase transparency of government assistance received by most business entities. The standard requires annual disclosures of the nature of the transactions, including the commitments, contingencies, and the terms and conditions attached to the grant, the form in which the assistance was provided, the accounting policies used to account for the transactions and the effect of the transactions on the entity's financial statements. The Company adopted ASU 2021-10 in fiscal 2023 and the adoption did not have a significant impact on the consolidated financial statements.

In August 2022, the U.S. government enacted the CHIPS and Science Act, which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing that is placed in service after December 31, 2022. This new law did not have a material impact to the Company in fiscal 2023.

In August 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion, as well as a 1% excise tax on corporate stock repurchases made after December 31, 2022. The Company did not incur an excise tax on stock repurchases in fiscal 2023 and is currently evaluating the provisions of CAMT and its potential impact to the Company. CAMT is effective for the Company in fiscal 2024.

3.    MARKETABLE SECURITIES
The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
U.S. Treasury and government	$15.1	$13.1	$4.1	$0.5
Corporate bonds and notes	—	0.2	—	—
Municipal bonds	0.5	7.0	—	—
Total marketable securities	$15.6	$20.3	$4.1	$0.5

The contractual maturities of noncurrent available-for-sale marketable securities were within two years or less of issuance of the applicable securities. Neither gross unrealized gains and losses nor realized gains and losses were material as of September 29, 2023, and September 30, 2022, respectively.

4.    FAIR VALUE

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2, or 3 assets or liabilities during fiscal 2023.
Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of September 29, 2023				As of September 30, 2022
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$718.8	$718.5	$0.3	$—	$566.0	$565.7	$0.3	$—
U.S. Treasury and government securities	19.2	—	19.2	—	13.6	3.6	10.0	—
Corporate bonds and notes	—	—	—	—	0.2	—	0.2	—
Municipal bonds	0.5	—	0.5	—	7.0	—	7.0	—
Total assets at fair value	$738.5	$718.5	$20.0	$—	$586.8	$569.3	$17.5	$—
(1) Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, US Treasury and government securities, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. During fiscal 2023, the Company recorded impairment charges of $64.5 million primarily due to reduced overall market demand related to long-term supply capacity deposits of $47.5 million recorded within cost of goods sold and a loss on divested assets of $12.3 million recorded within restructuring, impairment, and other. During the fiscal years ended September 30, 2022, and October 1, 2021, the Company recorded impairment charges of $20.7 million and $7.1 million, respectively.

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt. The carrying value of the Term Loans approximates its fair value as the Term Loans are carried at a market observable interest rate that resets periodically.

The carrying amount and estimated fair value of debt under Senior Notes consists of the following (in millions):

	As of
	September 29, 2023		September 30, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
0.90% Senior Notes due 2023	$—	$—	$499.2	$488.5
1.80% Senior Notes due 2026	497.7	444.5	496.8	431.2
3.00% Senior Notes due 2031	495.2	390.4	494.5	377.6
Total debt under Senior Notes	$992.9	$834.9	$1,490.5	$1,297.3

5.     INVENTORY
Inventory consists of the following (in millions):

	As of
	September 29, 2023	September 30, 2022
Raw materials	$57.2	$81.3
Work-in-process	746.8	805.3
Finished goods	315.7	325.5
Total inventory	$1,119.7	$1,212.1

6.     PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consists of the following (in millions):

	As of
	September 29, 2023	September 30, 2022
Land and improvements	$11.8	$11.9
Buildings and improvements	588.2	555.6
Furniture and fixtures	74.8	70.1
Machinery and equipment	3,389.3	3,316.3
Construction in progress	107.6	157.2
Total property, plant, and equipment, gross	4,171.7	4,111.1
Accumulated depreciation	(2,781.6)	(2,506.3)
Total property, plant, and equipment, net	$1,390.1	$1,604.8

7.     GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance was $2,176.7 million as of each of September 29, 2023, and September 30, 2022. The Company performed an impairment test of its goodwill and its indefinite-lived intangible assets as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of these tests indicated that the Company’s goodwill and indefinite-lived intangible assets were not impaired. There were no indicators of impairment noted during the fiscal year ended September 29, 2023.

Intangible assets consist of the following (in millions):

		As of			As of
	Weighted average amortization period (years)	September 29, 2023			September 30, 2022
		Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships and backlog	2.3	$154.6	$(154.6)	$—	$154.6	$(122.3)	$32.3
Developed technology and other	6.1	1,290.4	(379.4)	911.0	1,280.9	(209.2)	1,071.7
Technology licenses	2.8	75.8	(36.0)	39.8	105.1	(45.2)	59.9
In-process research and development		271.3	—	271.3	280.8	—	280.8
Total intangible assets		$1,792.1	$(570.0)	$1,222.1	$1,821.4	$(376.7)	$1,444.7

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. During fiscal 2023 and fiscal 2022, $9.5 million and $293.5 million, respectively, of IPR&D assets were transferred to definite-lived intangible assets, and are being amortized over their useful lives of 12 years. Amortization expense related to definite-lived intangible assets was $225.9 million, $288.4 million, and $86.8 million for the fiscal years ended September 29, 2023, September 30, 2022, and October 1, 2021, respectively.
Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	2024	2025	2026	2027	2028	Thereafter
Amortization expense	$179.1	$155.7	$127.8	$112.6	$89.9	$285.7

8.    INCOME TAXES
Income before income taxes consists of the following components (in millions):

	Fiscal Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
United States	$484.9	$663.0	$804.7
Foreign	593.9	813.6	794.0
Income before income taxes	$1,078.8	$1,476.6	$1,598.7
The provision for income taxes consists of the following components (in millions):

	Fiscal Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Current tax expense:
Federal	$164.4	$88.7	$87.5
State	0.1	0.1	—
Foreign	74.4	51.5	70.7
	238.9	140.3	158.2
Deferred tax expense (benefit):
Federal	(102.4)	43.9	(45.8)
State	(0.1)	0.1	(0.1)
Foreign	(40.4)	17.1	(11.9)
	(142.9)	61.1	(57.8)

Provision for income taxes	$96.0	$201.4	$100.4
The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States federal statutory income tax rate to the provision for income tax expense is as follows (in millions):

	Fiscal Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Tax expense at United States statutory rate	$226.5	$310.1	$335.7
Foreign tax rate difference	(90.7)	(105.3)	(111.7)
Effect of stock compensation	16.0	(13.1)	(6.7)
Research and development credits	(29.7)	(26.1)	(27.0)
Change in tax reserve	8.1	7.4	(51.5)
Global Intangible Low-Taxed Income	16.3	36.1	25.5
Foreign Derived Intangible Income	(65.9)	(39.9)	(79.7)
Other, net	15.4	32.2	15.8
Provision for income taxes	$96.0	$201.4	$100.4

The Company operates in foreign jurisdictions with income tax rates lower than the United States tax rate of 21.0% for the fiscal years ended September 29, 2023, September 30, 2022, and October 1, 2021.

The Company had accrued $34.9 million and $105.8 million of the deemed repatriation tax in short-term and long-term liabilities within the consolidated balance sheet, respectively, as of September 29, 2023. The Company had accrued $18.6 million and $139.7 million of the deemed repatriation tax in short-term and long-term liabilities within the consolidated balance sheet, respectively, as of September 30, 2022. The remaining repatriation tax is payable over the next three years: $34.9 million in 2024, $47.6 million in 2025, and $58.2 million in 2026.

On October 2, 2010, the Company expanded its presence in Asia by launching operations in Singapore. The Company operates under a tax holiday in Singapore, which is effective through September 30, 2030. The current tax holiday is conditioned upon the Company’s compliance with certain employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore taxes owed by $66.0 million, $96.6 million, and $99.5 million for the fiscal years ended September 29, 2023, September 30, 2022, and October 1, 2021, respectively, which resulted in tax benefits of $0.41, $0.59, and $0.60 of diluted earnings per share, respectively. These tax benefits were partially offset by an increase in tax expense on GILTI.
Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in millions):

	Fiscal Years Ended
	September 29, 2023	September 30, 2022
Deferred tax assets:
Inventory	$24.1	$21.4
Accrued compensation and benefits	14.4	11.6
Product returns, allowances, and warranty	7.0	1.5
Share-based and other deferred compensation	24.5	27.8
Net operating loss carry forwards	12.2	14.0
Non-United States tax credits	15.7	17.0
State tax credits	140.0	138.0
Operating leases	45.6	56.8
R&D capitalization	95.3	—
Intangible assets	34.0	20.4
Property, plant, and equipment	34.5	31.4
Other, net	13.9	8.7
Deferred tax assets	461.2	348.6
Less valuation allowance	(164.2)	(161.4)
Net deferred tax assets	297.0	187.2
Deferred tax liabilities:
Property, plant, and equipment	(52.8)	(59.2)
Intangible assets	(9.6)	(4.7)
Operating leases	(44.3)	(51.5)
Other, net	(7.1)	(39.7)
Net deferred tax liabilities	(113.8)	(155.1)
Total net deferred tax assets	$183.2	$32.1
The deferred tax assets and liabilities based on tax jurisdictions are presented on our Consolidated Balance Sheets as follows:

	As of
	September 29, 2023	September 30, 2022
Deferred tax assets	$192.3	$52.7
Deferred tax liabilities	(9.1)	(20.6)
Net deferred tax asset	$183.2	$32.1

In accordance with GAAP, management has determined that it is more likely than not that a portion of the Company’s historic and current year income tax benefits will not be realized. As of September 29, 2023, the Company has a valuation allowance of $164.2 million. This valuation allowance is comprised of $140.0 million related to United States tax credits, $4.0 million related to United States state net operating loss carry forwards, and $20.2 million related to foreign deferred tax assets. The United States tax credits relate primarily to California research tax credits that can be carried forward indefinitely, for which the Company has provided a full valuation allowance. The Company does not anticipate sufficient taxable income or tax liability to utilize the United States and foreign credits. If these benefits are recognized in a future period, the valuation allowance on deferred tax assets will be reversed and up to a $164.2 million income tax benefit may be recognized. The Company will need to generate $656.6 million of future United States federal taxable income to utilize its United States deferred tax assets, net of deferred tax liabilities and excluding state deferred tax assets with a full valuation allowance, as of September 29, 2023. The Company believes that future reversals of taxable temporary differences, and its forecast of continued earnings in its domestic and foreign jurisdictions, support its decision to not record a valuation allowance on other deferred tax assets. The Company will continue to assess its valuation allowance in future periods. The net valuation allowance increased by $2.8 million and $11.4 million in fiscal 2023 and fiscal 2022, respectively, primarily related to increases in state tax credit carryovers.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits
Balance at September 30, 2022	$62.5
Increases based on positions related to prior years	25.4
Decreases based on positions related to prior years	(21.7)
Increases based on positions related to current year	3.7
Decreases based on settlements with taxing authorities	(12.0)
Balance at September 29, 2023	$57.9

Of the total unrecognized tax benefits at September 29, 2023, $40.4 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance and certain positions that were required to be capitalized.

The Company anticipates reversals within the next 12 months related to items such as the lapse of the statute of limitations, audit closures, and other items that occur in the normal course of business. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that its unrecognized tax benefits will be reduced by $13.1 million in the next 12 months due to expiration of the applicable statute of limitations. During fiscal 2023 and fiscal 2022, the Company recognized $2.9 million and $1.2 million, respectively, of interest or penalties related to unrecognized tax benefits. During fiscal 2021, the Company recognized an $11.6 million benefit for interest and penalties related to unrecognized tax benefits. Accrued interest and penalties of $6.2 million and $5.7 million related to uncertain tax positions have been included in long-term tax liabilities within the consolidated balance sheet as of September 29, 2023, and September 30, 2022, respectively.

During fiscal 2023, the Company concluded an Internal Revenue Service examination of its federal income tax returns for the fiscal year ended September 28, 2018 (“fiscal 2018”) and the fiscal year ended September 27, 2019 (“fiscal 2019”). The Company agreed to various adjustments to fiscal 2018 and fiscal 2019 tax returns that resulted in the recognition of net tax expense of $1.6 million during fiscal 2023.

The Company’s major tax jurisdictions as of September 29, 2023, are the United States, California, Canada, Mexico, Japan, and Singapore. For the United States, the Company has open tax years dating back to fiscal 2020. For California, the Company has open tax years dating back to fiscal 2004. For Canada, the Company has open tax years dating back to fiscal 2016. For Mexico, the Company has open tax years dating back to fiscal 2013. For Japan, the Company has open tax years dating back to fiscal 2016. For Singapore, the Company has open tax years dating back to fiscal 2019. The Company is subject to audit examinations by the respective taxing authorities on a periodic basis, of which the results could impact its financial position, results of operations, or cash flows.

9.     STOCKHOLDERS’ EQUITY

Common Stock
At September 29, 2023, the Company is authorized to issue 525.0 million shares of common stock, par value $0.25 per share, of which 159.5 million shares are issued and outstanding.

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

Preferred Stock
The Company’s Certificate of Incorporation has authorized and permits the Company to issue up to 25.0 million shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations, and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At September 29, 2023, the Company had no shares of preferred stock issued or outstanding.

Stock Repurchase and Retirement
On January 31, 2023, the Board of Directors approved a stock repurchase program (“January 31, 2023 stock repurchase program”), pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time through February 1, 2025, on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The January 31, 2023 stock repurchase program succeeds in its entirety the stock repurchase program approved by the Board of Directors on January 26, 2021 (“January 26, 2021 stock repurchase program”). The timing and amount of any shares of the Company’s common stock that are repurchased under the January 31, 2023 stock repurchase program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The January 31, 2023 stock repurchase program may be suspended or discontinued at any time. The Company currently expects to fund the January 31, 2023 stock repurchase program using the Company’s working capital.

During the fiscal year ended September 29, 2023, the Company paid approximately $175.3 million (including commissions) in connection with the repurchase of 1.9 million shares of its common stock (paying an average price of $90.60 per share) all of which shares were repurchased pursuant to the January 26, 2021 stock repurchase program. As of September 29, 2023, $2.0 billion remained available under the January 31, 2023 stock repurchase program.

During the fiscal year ended September 30, 2022, the Company paid approximately $886.8 million (including commissions) in connection with the repurchase of 6.5 million shares of its common stock (paying an average price of $136.32 per share) all of which shares were repurchased pursuant to the January 26, 2021, stock repurchase program. During the fiscal year ended October 1, 2021, the Company paid approximately $195.6 million (including commissions) in connection with the repurchase of 1.4 million shares of its common stock (paying an average price of $138.85 per share) all of which shares were repurchased pursuant to the January 30, 2019 stock repurchase program.

During the fiscal years ended September 30, 2022 and October 1, 2021, the Board of Directors approved the retirement of 6.2 million and 68.5 million treasury shares at an aggregate historical cost of $893.4 million and $4,342.6 million, respectively. Upon retirement, the shares assumed the status of authorized and unissued. All future repurchases of shares will assume the status of authorized and unissued.

Dividends
On November 2, 2023, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.68 per share. This dividend is payable on December 12, 2023, to the Company’s stockholders of record as of the close of business on November 21, 2023. Future dividends are subject to declaration by the Board of Directors. The dividends charged to retained earnings in fiscal 2023 and 2022 were as follows (in millions except per share data):

	Fiscal Years Ended
	September 29, 2023		September 30, 2022
	Per Share	Total	Per Share	Total
First quarter	$0.62	$99.4	$0.56	$92.5
Second quarter	0.62	98.6	0.56	91.2
Third quarter	0.62	98.7	0.56	90.0
Fourth quarter	0.68	108.5	0.62	99.4
	$2.54	$405.2	$2.30	$373.1

Employee Stock Benefit Plans
As of September 29, 2023, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

◦the 2002 Employee Stock Purchase Plan
◦the Non-Qualified Employee Stock Purchase Plan
◦the 2008 Director Long-Term Incentive Plan
◦the 2015 Long-Term Incentive Plan

Except for the Non-Qualified Employee Stock Purchase Plan, each of the foregoing equity compensation plans was approved by the Company’s stockholders.

As of September 29, 2023, a total of 37.5 million shares are authorized for grant under the Company’s share-based compensation plans. The number of common shares reserved for future awards to employees and directors under these plans was 10.5 million at September 29, 2023. The Company currently grants new equity awards to employees under the 2015 Long-Term Incentive Plan and to non-employee directors under the 2008 Director Long-Term Incentive Plan.

2015 Long-Term Incentive Plan. Under this plan, officers, employees, and certain consultants may be granted stock options, restricted stock units, performance stock units, and other share-based awards. The plan has been approved by the stockholders. Under the plan, up to 24.5 million shares have been authorized for grant. A total of 8.9 million shares were available for new grants as of September 29, 2023. The maximum contractual term of options under the plan is seven years from the date of grant. Options granted under the plan at the determination of the compensation committee generally vest ratably over four years. Restricted stock units granted under the plan at the determination of the compensation committee generally vest over three or more years. No dividends or dividend equivalents are accumulated or paid with respect to restricted stock unit awards or other awards until the shares underlying such awards vest and are issued to the award holder. Performance stock units are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over one or more years.

2008 Director Long-Term Incentive Plan. Under this plan, non-employee directors may be granted stock options, restricted stock units, and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 1.5 million shares have been authorized for grant. A total of 0.5 million shares were available for new grants as of September 29, 2023. The maximum contractual term of options granted under the plan is ten years from the date of grant. Options granted under the plan generally vest ratably over four years. Restricted stock units granted under the plan generally vest over one or more years.

Employee Stock Purchase Plans. The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 15% of their compensation. The price per share is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period (six months). The plans provide for purchases by employees of up to an aggregate of 11.6 million shares. Shares of common stock purchased under these plans in the fiscal years ended September 29, 2023, September 30, 2022, and October 1, 2021, were 0.3 million, 0.3 million, and 0.2 million, respectively. At September 29, 2023, there were 1.0 million shares available for purchase. The Company recognized compensation expense of $10.9 million, $9.2 million, and $8.7 million for the fiscal years ended September 29, 2023, September 30, 2022, and October 1, 2021, respectively, related to the employee stock purchase plan. The unrecognized compensation expense on the employee stock purchase plan at September 29, 2023, was $3.5 million. The weighted average period over which the cost is expected to be recognized is approximately four months.

Restricted and Performance Awards and Units
The following table represents a summary of the Company’s restricted and performance awards and units:

	Shares (in millions)	Weighted average grant date fair value
Non-vested awards outstanding at September 30, 2022	2.4	$139.63
Granted (1)	2.6	$92.86
Vested	(1.2)	$123.60
Canceled/forfeited	(0.4)	$112.15
Non-vested awards outstanding at September 29, 2023	3.4	$112.69
(1) includes performance stock awards granted and earned assuming target performance under the underlying performance metrics

The weighted-average grant date fair value per share for awards granted during the fiscal years ended September 29, 2023, September 30, 2022, and October 1, 2021, was $92.86, $151.20, and $148.96, respectively.

The following table summarizes the total intrinsic value for awards vested (in millions):

	Fiscal Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Awards	$111.9	$249.6	$167.4

Valuation and Expense Information
The following table summarizes pre-tax share-based compensation expense by financial statement line and related tax benefit (in millions):

	Fiscal Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Cost of goods sold	$20.7	$26.9	$28.9
Research and development	94.8	93.8	85.7
Selling, general, and administrative	69.6	74.5	77.3
Total share-based compensation expense	$185.1	$195.2	$191.9

Share-based compensation tax expense (benefit)	$9.1	$(20.1)	$(13.5)
Capitalized share-based compensation expense at period end	$14.5	$6.8	$9.8

The following table summarizes total compensation costs related to unvested share-based awards not yet recognized and the weighted-average period over which it is expected to be recognized at September 29, 2023:

	Unrecognized compensation cost for unvested awards (in millions)	Weighted average remaining recognition period (in years)
Awards	$242.3	2.6

The fair value of the restricted stock units is equal to the closing market price of the Company’s common stock on the date of grant.

The Company issued performance stock unit awards during fiscal 2023, fiscal 2022, and fiscal 2021 that contained market-based conditions. The fair value of these performance stock unit awards was estimated on the date of the grant using a Monte Carlo simulation with the following weighted average assumptions:

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Volatility of common stock	45.71%	44.04%	43.20%
Average volatility of peer companies	40.74%	46.28%	45.96%
Average correlation coefficient of peer companies	0.65	0.65	0.65
Risk-free interest rate	4.51%	0.79%	0.25%
Dividend yield	2.80%	1.40%	1.39%
10.     LEASES

The Company’s lease arrangements consist primarily of corporate, manufacturing, design, and other facility agreements as well as various machinery and office equipment agreements. The leases expire at various dates through 2061, some of which include options to extend the lease term. The longest potential total lease term consists of a 40-year land lease in Osaka, Japan.

During the fiscal years ended September 29, 2023, September 30, 2022, and October 1, 2021, the Company recorded $39.8 million, $43.6 million, and $33.9 million of operating lease expense, and $19.2 million, $12.3 million, and $3.2 million of variable lease expense, respectively.

Supplemental cash information and non-cash activities related to operating leases are as follows (in millions):

	Fiscal Year Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Operating cash outflows from operating leases	$34.0	$32.0	$32.5
Operating lease assets obtained in exchange for new lease liabilities	$11.1	$84.6	$24.8

Operating leases are classified as follows (in millions):

	As of
	September 29, 2023	September 30, 2022
Other current liabilities	$28.3	$18.5
Long-term operating lease liabilities	188.7	206.9
Total lease liabilities	$217.0	$225.4

Maturities of lease liabilities under operating leases by fiscal year are as follows (in millions):

As of
September 29, 2023
2024	$20.6
2025	32.7
2026	29.3
2027	28.5
2028	26.3
Thereafter	123.9
Total lease payments	261.3
Less: imputed interest	(44.3)
Present value of lease liabilities	217.0
Less: current portion (included in other current liabilities)	(28.3)
Total	$188.7

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

	As of
	September 29, 2023	September 30, 2022
Weighted-average remaining lease term (years)	12.3	12.1
Weighted-average discount rate	3.6%	3.3%

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

Purchase Commitments
The Company purchases materials primarily pursuant to individual purchase orders, some of which have underlying master purchase agreements. Some of these purchase commitments are cancellable, and some are non-cancelable, depending on the terms with each individual supplier. In the event of cancellation, the Company may be required to pay costs incurred through the date of cancellation or other fees. When cancellation would result in incurring costs or other fees, the Company has historically sought to negotiate amended terms to the original agreements and orders to limit its exposure and, as such, the Company believes that purchase commitments as of any particular date may not be a reliable indicator of future commitments.
The Company maintains certain minimum purchase commitments under long-term capacity reservation agreements primarily with foundries for the purchase of wafers. Under these agreements, the Company agreed to pay refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements. During fiscal 2023, the Company recorded impairment charges of $47.5 million within cost of goods sold due to reduced overall market demand related to long-term supply capacity deposits. As of September 29, 2023, the remaining deposits under the long-term capacity reservation agreements were $43.0 million and $16.0 million recorded within other current assets and other long-term assets, respectively.

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

13.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Fiscal Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Net income	$982.8	$1,275.2	$1,498.3

Weighted average shares outstanding – basic	159.4	162.4	165.2
Dilutive effect of equity-based awards	0.9	0.9	1.8
Weighted average shares outstanding – diluted	160.3	163.3	167.0

Net income per share – basic	$6.17	$7.85	$9.07
Net income per share – diluted	$6.13	$7.81	$8.97

Anti-dilutive common stock equivalents	0.1	0.7	—

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the fiscal years ended September 29, 2023, September 30, 2022, and October 1, 2021, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

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

	Fiscal Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
United States	$3,603.9	$3,685.7	$3,228.1
China	358.3	599.6	994.2
Taiwan	344.4	430.4	404.2
Europe, Middle East, and Africa	204.2	235.8	180.1
South Korea	198.3	458.2	264.5
Other Asia-Pacific	63.3	75.8	38.0
Total	$4,772.4	$5,485.5	$5,109.1
Net revenue by sales channel is as follows (in millions):

	Fiscal Years Ended
	September 29, 2023	September 30, 2022	October 1, 2021
Distributors	$4,235.7	$4,488.1	$4,539.7
Direct customers	536.7	997.4	569.4
Total	$4,772.4	$5,485.5	$5,109.1

The Company’s revenue from external customers is generated principally from the sale of semiconductor products. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.
Net property, plant, and equipment balances, based on the physical locations within the indicated geographic areas are as follows (in millions):

	As of
	September 29, 2023	September 30, 2022
Japan	$606.4	$679.7
Singapore	307.5	363.3
Mexico	233.1	296.7
United States	219.7	246.0
Rest of world	23.4	19.1
	$1,390.1	$1,604.8

Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade accounts receivable are primarily derived from sales to manufacturers of communications and consumer products and electronic component distributors. The Company performs ongoing credit evaluations of customers.

In fiscal 2023, 2022, and 2021, Apple, through sales to multiple distributors, contract manufacturers, and direct sales for multiple applications including smartphones, tablets, desktop, and notebook computers, watches and other devices, in the aggregate accounted for 66%, 58%, and 59% of the Company’s net revenue, respectively.

At September 29, 2023, the Company’s three largest accounts receivable balances comprised 83% of aggregate gross accounts receivable. This concentration was 79% at September 30, 2022, and 70% at October 1, 2021.

15.    SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	September 30, 2022	October 1, 2021
Prepaid expenses	$306.0	$242.3
Other	155.1	95.2
Total other current assets	$461.1	$337.5

Other current liabilities consist of the following (in millions):

	As of
	September 29, 2023	September 30, 2022
Accrued customer liabilities	$270.9	$226.9
Accrued taxes	58.8	48.8
Short-term operating lease liabilities	28.3	18.5
Other	44.8	45.0
Total other current liabilities	$402.8	$339.2

16.    DEBT

Debt consists of the following (in millions, except percentages):

		As of
	Effective Interest Rate	September 29, 2023	September 30, 2022
0.90% Senior Notes due 2023	—%	$—	$500.0
1.80% Senior Notes due 2026	1.97%	500.0	500.0
3.00% Senior Notes due 2031	3.13%	500.0	500.0
Term Loans due 2024	6.37%	300.0	700.0
Unamortized debt discount and issuance costs		(7.7)	(10.9)
Total debt		1,292.3	2,189.1
Less: current portion of long-term debt		299.4	499.2
Total long-term debt		$992.9	$1,689.9

Senior Notes
On May 26, 2021, the Company issued $500.0 million of its 0.90% Senior Notes due 2023 (the “2023 Notes”), $500.0 million of its 1.80% Senior Notes due 2026 (the “2026 Notes”), and $500.0 million of its 3.00% Senior Notes due 2031 (the “2031 Notes” and, together with the 2026 Notes, the “Notes”). During fiscal 2023, the Company repaid $500.0 million of the 2023 Notes at maturity. The Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of its existing and future senior unsecured debt but effectively junior to any of the Company’s senior secured debt to the extent of the value of collateral securing such debt, and are structurally subordinated to all existing and future obligations of the Company’s subsidiaries. The Notes will mature on each respective maturity date, unless earlier redeemed in accordance with their terms. Interest on the Notes is payable on June 1 and December 1 of each year.

The Company may redeem all or a portion of the 2026 Notes and the 2031 Notes at any time and from time to time prior to maturity, in whole or in part, for cash at the applicable redemption prices set forth in the respective supplemental indenture. If the Company undergoes a change of control repurchase event, as defined in the indenture governing the Notes (as supplemented, the “Indenture”), holders may require the Company to repurchase the Notes in whole or in part for cash at a price equal to 101% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest. As of September 29, 2023, the Company considered the likelihood of acceleration related to the 2026 and 2031 Notes and recorded the Notes as long-term debt. The Notes are recorded net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.

The Indenture contains customary events of default, including failure to make required payments of principal and interest, certain events of bankruptcy and insolvency, and default in the performance or breach of any covenant or warranty contained in the Indenture or the Notes. As of September 29, 2023, the Company was in material compliance with all debt covenants under the Senior Notes.

Term Credit Agreement
On May 21, 2021, the Company entered into a term credit agreement (as amended, the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). On July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price for the acquisition of the Infrastructure and Automotive business of Silicon Laboratories Inc. and to pay fees and expenses incurred in connection therewith. During fiscal 2023, 2022, and 2021 the Company repaid $400.0 million, $50.0 million, and $250.0 million, respectively, of outstanding borrowings under the Term Loans. As of September 29, 2023, there were $300.0 million of borrowings outstanding under the Term Credit Agreement.

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

The Term Credit Agreement contains customary representations and warranties and covenants, including restrictions on the incurrence of indebtedness by non-guarantor subsidiaries and the creation of liens, and a financial covenant consisting of a limitation on leverage, defined as consolidated total indebtedness divided by consolidated earnings before interest, taxes, depreciation, and amortization for the period of four consecutive quarters not to exceed a ratio of 3.0 to 1.0. The Term Credit Agreement also contains customary events of default, which include failure to make required payments of principal and interest, breaches of representations and warranties, changes of control or failures to pay money judgments, and certain defaults in respect of specified material indebtedness, upon the occurrence of which, among other remedies, the lenders may accelerate the maturity of the indebtedness and other obligations under the Term Credit Agreement. As of September 29, 2023, the Company was in material compliance with all debt covenants under the Term Credit Agreement.

Revolving Credit Agreement
On May 21, 2021, the Company entered into a revolving credit agreement (as amended, the “Revolving Credit Agreement”) providing for a $750.0 million revolving credit facility (the “Revolver”). The proceeds of the Revolver will be used for general corporate purposes and working capital needs of the Company and its subsidiaries.

The Revolver provides for revolving credit borrowings and letters of credit, with sublimits for letters of credit. The Revolver may be increased in specified circumstances by up to $250.0 million at the discretion of the lenders. The Revolver matures on July 26, 2026, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable at maturity.

The Revolving Credit Agreement contains customary representations and warranties and covenants, including restrictions on the incurrence of indebtedness by non-guarantor subsidiaries and the creation of liens, and a financial covenant consisting of a limitation on leverage, defined as consolidated total indebtedness divided by consolidated earnings before interest, taxes, depreciation, and amortization for the period of four consecutive quarters not to exceed a ratio of 3.0 to 1.0. As of September 29, 2023, there were no borrowings outstanding and the Company was in material compliance with all debt covenants under the Revolver.

17.     SUBSEQUENT EVENT

On October 4, 2023, the Company repaid $150.0 million of outstanding borrowings under the Term Loans. As of October 4, 2023, there were $150.0 million of borrowings outstanding under the Term Credit Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of September 29, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework.

Based on their assessment, management concluded that, as of September 29, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as stated within their report which appears herein.

Changes in Internal Control Over Financial Reporting.
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Director and Officer Trading Arrangements:

A significant portion of the compensation of the Company’s directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other Company securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.

Transactions in Company securities by directors and officers are required to be made in accordance with the Company’s insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.

The following table describes contracts, instructions or written plans for the sale or purchase of Company securities adopted by our directors and officers during the fourth quarter of fiscal 2023 that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”):

Name and Title	Date of Adoption	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Karilee Durham, Senior Vice President, Human Resources	August 9, 2023	Until August 9, 2024, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 5,000 shares

None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers,” “Corporate Governance─Committees of the Board of Directors,” and “Other Matters—Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information to be included under the caption “Information about Executive and Director Compensation” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information to be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information to be included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance─Director Independence” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information to be included under the caption “Ratification of Independent Registered Public Accounting Firm—Audit Fees” in our definitive proxy statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report

Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)		Page 38
Consolidated Statements of Operations for the three years ended September 29, 2023		Page 40
Consolidated Statements of Comprehensive Income for the three years ended September 29, 2023		Page 41
Consolidated Balance Sheets at September 29, 2023, and September 30, 2022		Page 42
Consolidated Statements of Cash Flows for the three years ended September 29, 2023		Page 43
Consolidated Statements of Stockholders’ Equity for the three years ended September 29, 2023		Page 44
Notes to Consolidated Financial Statements		Pages 45 through 63

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:
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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1^	Asset Purchase Agreement, dated as of April 22, 2021, by and between Skyworks Solutions, Inc., and Silicon Laboratories Inc.	8-K	001-05560	2.1	4/22/2021
3.1	Restated Certificate of Incorporation	10-Q	001-05560	3.1	8/8/2023
3.2	Fourth Amended and Restated By-laws	8-K	001-05560	3.1	5/12/2023
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
4.2	Description of Capital Stock	10-K	001-05560	4.2	11/14/2019
4.3	Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.1	5/26/2021
4.4	First Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.2	5/26/2021
4.5	Second Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.3	5/26/2021
4.6	Third Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.4	5/26/2021
10.1*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.1	7/24/2020
10.2*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.2	7/24/2020
10.3*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.4*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.5*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/4/2022
10.6*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.7*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.8*	Skyworks Solutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	7/30/2021
10.9*	Form of Nonstatutory Stock Option Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.10*	Form of Performance Share Agreement under the Company’s Amended and Restated 2015 Long-Term Incentive Plan	10-Q	001-05560	10.1	2/4/2022
10.11*	Form of Restricted Stock Unit Agreement under the Company’s Amended and Restated 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	2/4/2022
10.12*^	Fiscal Year 2023 Executive Incentive Plan	10-Q	001-05560	10.3	2/7/2023
10.13*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.2	5/4/2022
10.14*	Second Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Liam Griffin	10-Q	001-05560	10.1	8/8/2023

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.15*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Kris Sennesael	10-Q	001-05560	10.2	8/8/2023
10.16*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Robert J. Terry	10-Q	001-05560	10.3	8/8/2023
10.17*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Carlos S. Bori	10-Q	001-05560	10.4	8/8/2023
10.18*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Kari A. Durham	10-Q	001-05560	10.5	8/8/2023
10.19*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Reza Kasnavi	10-Q	001-05560	10.6	8/8/2023
10.20	Debt Commitment Letter, dated as of April 22, 2021, by and between Skyworks Solutions, Inc., and JPMorgan Chase Bank, N.A	8-K	001-05560	10.1	4/22/2021
10.21^	Term Credit Agreement, dated as of May 21, 2021, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-05560	10.1	5/26/2021
10.22^	First Amendment, dated as of March 6, 2023, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, amending the Term Credit Agreement, dated as of May 21, 2021, by and among the Company, the lenders party thereto and the administrative agent	8-K	001-05560	10.1	3/10/2023
10.23^	Revolving Credit Agreement, dated as of May 21, 2021, among the Company, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-05560	10.2	5/26/2021
10.24^	First Amendment, dated as of March 6, 2023, among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, amending the Revolving Credit Agreement, dated as of May 21, 2021, by and among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and the administrative agent	8-K	001-05560	10.2	3/10/2023
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Date: November 17, 2023	SKYWORKS SOLUTIONS, INC.
Registrant

	By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 17, 2023.

Signature and Title	Signature and Title

/s/ Liam K. Griffin	/s/ Alan S. Batey
Liam K. Griffin	Alan S. Batey
Chairman, Chief Executive Officer and President	Director
(Principal Executive Officer)
/s/ Kevin L. Beebe
Kevin L. Beebe
/s/ Kris Sennesael	Director
Kris Sennesael
Senior Vice President and Chief Financial Officer	/s/ Eric J. Guerin
(Principal Financial Officer)	Eric J. Guerin
Director
/s/ Philip Carter
Philip Carter	/s/ Christine King
Vice President and Corporate Controller	Christine King
(Principal Accounting Officer)	Director

/s/ Suzanne E. McBride
Suzanne E. McBride
Director

/s/ David P. McGlade
David P. McGlade
Director

/s/ Robert A. Schriesheim
Robert A. Schriesheim
Director

/s/ Maryann Turcke
Maryann Turcke
Director