Form 10-K/A
period 2023-09-29
SKYWORKS SOLUTIONS, INC.
filed 2024-01-26
CIK 4127

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $18.7 billion. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of January 18, 2024, was 160,225,891.

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K of Skyworks Solutions, Inc. (“Skyworks” or the “Company”), for the year ended September 29, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on November 17, 2023 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2024 Annual Meeting of Stockholders is scheduled for May 14, 2024, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth for each director and executive officer of the Company his or her position with the Company as of January 18, 2024:

Name	Title
Liam K. Griffin	Chairman of the Board, Chief Executive Officer and President
Christine King	Lead Independent Director
Alan S. Batey	Director
Kevin L. Beebe	Director
Eric J. Guerin	Director
Suzanne E. McBride	Director
David P. McGlade	Director
Robert A. Schriesheim	Director
Maryann Turcke	Director
Carlos S. Bori	Senior Vice President, Sales and Marketing
Karilee A. Durham	Senior Vice President, Human Resources
Reza Kasnavi	Senior Vice President, Technology and Manufacturing
Kris Sennesael	Senior Vice President and Chief Financial Officer
Robert J. Terry	Senior Vice President, General Counsel and Secretary
Directors

Liam K. Griffin, age 57, is Chairman, Chief Executive Officer and President of the Company. Prior to his appointment as Chairman of the Board in May 2021, Mr. Griffin had served as Chief Executive Officer and a director since May 2016 and as President since May 2014. He served as Executive Vice President and Corporate General Manager from November 2012 to May 2014, Executive Vice President and General Manager, High Performance Analog from May 2011 to November 2012, and Senior Vice President, Sales and Marketing from August 2001 to May 2011. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001 and as Vice President of North American Sales from 1995 to 1997.
Other Public Company Boards Current •None Past 5 Years •National Instruments Corporation (until 2023) •Vicor Corporation (until 2019)

Qualifications: We believe that Mr. Griffin’s qualifications to serve as a director include his strong relationships with Skyworks’ key customers, investors, employees, and other stakeholders, as well as his deep understanding of the semiconductor industry and its competitive landscape gained through serving in several different executive positions at Skyworks over the past two decades.

Christine King, age 74, has been a director since 2014 and Lead Independent Director since 2019. Ms. King served as Executive Chairman of QLogic Corporation (a publicly traded developer of high performance server and storage networking connectivity products) from August 2015 until August 2016, when it was acquired by Cavium, Inc. Previously, she served as Chief Executive Officer of Standard Microsystems Corporation (a publicly traded developer of silicon-based integrated circuits utilizing analog and mixed-signal technologies) from 2008 until the company’s acquisition in 2012 by Microchip Technology, Inc. Prior to Standard Microsystems, Ms. King was Chief Executive Officer of AMI Semiconductor, Inc., a publicly traded company, from 2001 until it was acquired by ON Semiconductor Corp. in 2008.
Other Public Company Boards Current •None Past 5 Years •Allegro MicroSystems, Inc. (until 2021) •IDACORP, Inc. (until 2021)

Qualifications: We believe that Ms. King’s qualifications to serve as a director include her extensive management and operational experience in the high-tech and semiconductor industries as well as her significant strategic and financial expertise.

Alan S. Batey, age 60, has been a director since 2019. Mr. Batey served as Executive Vice President and President of North America for General Motors Company (a publicly traded automotive manufacturer), as well as the Global Brand Chief for Chevrolet, a division of General Motors Company, from 2014 until 2019. His career spans more than 39 years with General Motors where he held various senior management positions in operations, marketing, and sales around the world.
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

Kevin L. Beebe, age 64, has been a director since 2004. He has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial, and operational advice to private equity investors and management) since 2007. In 2014, Mr. Beebe became a founding partner of Astra Capital Management (a private equity firm based in Washington, D.C.). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation (a telecommunications services company).

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

Eric J. Guerin, age 52, has been a director since 2022. He currently serves as Chief Financial Officer of RB Global (a publicly traded provider of insights, services and transaction solutions for commercial assets and vehicles), a role he has held since January 2024. Previously, Mr. Guerin served as Senior Vice President and Chief Financial Officer of Veritiv Corporation (a formerly publicly traded provider of packaging and hygiene products), from March 2023 to December 2023 and its Senior Vice President-Finance from January 2023 to March 2023. Prior to that, he served as Executive Vice President and Chief Financial Officer of CDK Global Inc. (a formerly publicly traded provider of integrated technology solutions to the automotive industry) from 2021 to 2022. From 2016 to 2021, he served as Division Vice President and sector Chief Financial Officer at Corning Glass Technologies, a division of Corning, Inc. Previously, he served in financial leadership roles with Flowserve Corporation, Novartis Corporation, Johnson & Johnson Services Inc., and AstraZeneca PLC.
Other Public Company Boards Current •None Past 5 Years •Natus Medical Incorporated (until 2022)

Qualifications: We believe that Mr. Guerin’s qualifications to serve as a director include his financial and operational expertise, together with his extensive engagements within Asia-Pacific markets.

Suzanne E. McBride, age 55, has been a director since 2022. Ms. McBride serves as Chief Operations Officer for Iridium Communications Inc. (a publicly traded operator of a global satellite communications network). Prior to rejoining Iridium in February 2019, where she had previously served from 2007 to 2016 in various leadership roles, Ms. McBride served from June 2016 to January 2019 as Senior Vice President and Chief Operations Officer for OneWeb (a privately held company building a space-based global communications network that filed a voluntary petition for Chapter 11 bankruptcy protection on March 27, 2020). Earlier in her career, she held a series of increasingly senior positions in technology and operations with Motorola Solutions, Inc. (a publicly traded telecommunications company) and General Dynamics Corporation (a publicly traded aerospace and defense company).
Other Public Company Boards Current •Iridium Communications Inc. Past 5 Years •None

Qualifications: We believe that Ms. McBride’s qualifications to serve as a director include her extensive strategy and operations expertise developed through twenty-five years of experience within the wireless technology industry.

David P. McGlade, age 63, has been a director since 2005. He served as Chairman of the Board of Intelsat S.A. (a formerly publicly traded worldwide provider of satellite communication services) from April 2013 to February 2022. Mr. McGlade served as Executive Chairman of Intelsat from April 2015 to March 2018, prior to which he served as Chairman and Chief Executive Officer. Mr. McGlade joined Intelsat in April 2005 and was the Deputy Chairman of Intelsat from August 2008 until April 2013. Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005.
Other Public Company Boards Current •None Past 5 Years •Intelsat S.A. (until 2022)

Qualifications: We believe that Mr. McGlade’s qualifications to serve as a director include his significant operational, strategic, and financial acumen, as well as his knowledge about global capital markets, developed over nearly four decades of experience in the telecommunications business.

Robert A. Schriesheim, age 63, has been a director since 2006. He has been chairman of Truax Partners LLC (a consulting firm) since 2018 and has served as Adjunct Associate Professor of Finance at The University of Chicago Booth School of Business since September 2023. He served as Executive Vice President and Chief Financial Officer of Sears Holdings Corporation (a publicly traded nationwide retailer) from August 2011 to October 2016. From January 2010 to October 2010, Mr. Schriesheim was Chief Financial Officer of Hewitt Associates, Inc. (a global human resources consulting and outsourcing company that was acquired by Aon Corporation). From October 2006 until December 2009, he was the Executive Vice President and Chief Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider).
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

Maryann Turcke, age 58, has been a director since 2023. Most recently, she served as a senior advisor at Brookfield Asset Management from September 2020 to September 2022. Previously, Ms. Turcke served as Chief Operating Officer of the National Football League (NFL) from January 2018 to September 2020 and as a Senior Advisor for the NFL from September 2020 to May 2021. She joined the league as President of NFL Network, Digital Media, NFL Films and IT in April 2017. Prior to the NFL, Ms. Turcke served for more than a decade in various leadership roles within BCE Inc. (a publicly traded communications company formerly known as Bell Canada Enterprises), including serving from April 2015 to February 2017 as president of Bell Media, a division of BCE.
Other Public Company Boards Current •Frontier Communications Parent, Inc. •Royal Bank of Canada Past 5 Years •Northern Star Investment Corp. II (until 2023)

Qualifications: We believe that Ms. Turcke’s qualifications to serve as a director include her significant operational, management and financial experience, including in the telecommunications industry.

In addition to the information presented above regarding each director’s specific experience, qualifications, attributes, and skills that led our Board of Directors to conclude that he or she should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty, and adherence to high ethical standards. They have each demonstrated business acumen, an ability to exercise sound judgment, and a commitment of service to Skyworks. Each of our directors will serve until the 2024 Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal.

Executive Officers (other than the Chief Executive Officer)

Carlos S. Bori, age 53, joined the Company in July 2013 and has served as Senior Vice President, Sales and Marketing, since November 2017. He previously served as Vice President, Sales and Marketing, from May 2016 to November 2017 and as Vice President, Marketing, from July 2013 to May 2016. Previously, he spent more than 18 years with Beacon Electronic Associates (a North American independent representative of semiconductor manufacturers), serving as its President from 2004 to 2013.

Karilee A. Durham, age 55, joined the Company in April 2018 and is Senior Vice President, Human Resources. Previously, Ms. Durham served as Senior Vice President, Human Resources and General Affairs for Goodman Global Group, Inc. (an HVAC manufacturing and distribution company) from September 2010 to April 2018. Earlier, she held multiple senior human resources positions with Dell Inc. (a computer retailer) from October 2007 to September 2010, prior to which she held human resources positions at Flextronics International Ltd., Solectron Corporation, and UT-Battelle LLC.

Reza Kasnavi, age 50, joined the Company in 2010 and has served as Senior Vice President, Technology and Manufacturing, since November 2019. He previously served as Vice President and General Manager, Open Market Platforms, from November 2012 to September 2018 and as Vice President, Central Engineering and Quality, from September 2018 to November 2019. Prior to joining Skyworks, Dr. Kasnavi spent 10 years as an investor and executive with Tallwood Venture Capital (an investment firm focused on semiconductor-related technologies and markets), holding various leadership positions at several Tallwood portfolio companies including Sequoia Communications.

Kris Sennesael, age 55, joined the Company in August 2016 and is Senior Vice President and Chief Financial Officer. Previously, Mr. Sennesael served as Chief Financial Officer for Enphase Energy, Inc. (a semiconductor-based renewable energy solutions provider), from September 2012 to August 2016. Earlier, he served as Chief Financial Officer for Standard Microsystems Corporation (a global fabless semiconductor company) from January 2009 to August 2012, prior to which he held financial positions at ON Semiconductor Corp., AMI Semiconductor, Inc., and Alcatel Microelectronics. Mr. Sennesael currently serves on the board of directors of Maxeon Solar Technologies, Ltd. (a publicly traded manufacturer and provider of solar energy products).

Robert J. Terry, age 57, joined the Company in 2003 and has served as Senior Vice President, General Counsel and Secretary since November 2017. He previously served as Vice President, General Counsel and Secretary from November 2016 to November 2017 and as Vice President, Associate General Counsel and Assistant Secretary from June 2011 to November 2016. Before joining Skyworks, he served as General Counsel and Secretary for Day Software, Inc. (an enterprise content management software company), from July 2001 to February 2003. Prior to joining Day Software, Mr. Terry was in private practice, focusing on corporate and securities matters, mergers and acquisitions, and general business litigation.

Audit Committee
We have established an Audit Committee consisting of the following individuals, each of whom qualifies as independent within the meaning of the applicable Listing Rules of the Nasdaq Stock Market LLC (the “Nasdaq Rules”) and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (“Exchange Act”): David P. McGlade (Chairman), Eric Guerin, Christine King, and Robert A. Schriesheim. The Board of Directors has determined that each of Mr. McGlade (Chairman), Mr. Guerin, Ms. King, and Mr. Schriesheim meets the qualifications of an “audit committee financial expert” under SEC Rules and the qualifications of “financial sophistication” under the applicable Nasdaq Rules.
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

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Named Executive Officers
This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer, and our three next most highly paid executive officers during our fiscal year ended September 29, 2023 (“fiscal year 2023”), as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.” For fiscal year 2023, our Named Executive Officers were:
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
Engagement with Stockholders Regarding Executive Compensation
In evaluating and establishing our executive compensation policies and programs, our Compensation Committee values and actively considers the opinions expressed by our stockholders through the “say-on-pay” advisory vote at each annual stockholder meeting, as well as through our ongoing stockholder engagement efforts. At our 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”), approximately 79% of the votes cast approved our “say-on-pay” proposal, reflecting continued support for our compensation policies and determinations for our fiscal year ended September 30, 2022 (“fiscal year 2022”), including the updates the Compensation Committee had made for fiscal year 2022 in response to stockholder feedback. That said, we recognize that support for say-on-pay reflected a modest decline from 86% the previous year and the importance of continued, robust stockholder engagement and responsiveness to stockholder input on compensation matters.
Following the 2023 Annual Meeting and through December 2023, we engaged in formal stockholder outreach, soliciting feedback from more than 20 institutional stockholders representing approximately 51% of the Company’s shares outstanding. Stockholders representing approximately 36% of the Company’s shares outstanding responded to the outreach, either with written feedback, a request to speak, or by declining the invitation. Generally, investors who declined a meeting noted that they did so because they did not have any concerns to discuss. We held engagement meetings with each of those stockholders who requested to meet. The Lead Independent Director and Chairman of our Compensation Committee, Ms. King, was actively involved in stockholder engagement.
During these conversations, institutional stockholders were interested in discussing a range of topics beyond executive compensation, including our corporate governance, our efforts to eliminate the supermajority vote provisions from our Restated Certificate of Incorporation, and our sustainability efforts, among others, with many expressing approval of the Company’s strategy, performance, and management. In addition, stockholders generally did not express concerns with the overall structure of our compensation program and broadly shared support for the Company’s demonstrated history of disclosure and stockholder responsiveness, including relating to compensation policies and plan designs. In some cases, investors asked for more information on the rationale behind our metrics and performance periods, including seeking to better understand our utilization of two semi-annual performance periods for our short-term incentive program and our emerging revenue growth metric in our long-term stock-based compensation awards. Stockholders found our explanations helpful and shared that they had a better understanding of the Company’s design of its compensation plans following these discussions.
After considering this input from our stockholders, as well as evaluating best practices related to executive compensation by public companies generally, and our peer group specifically, our Compensation Committee determined that overall, the Company’s executive compensation policies and plan designs remained appropriate and in the best interests of the Company and its stockholders. To further support the alignment between the Company and its stockholders, for fiscal year 2023, the Compensation Committee modified the peer group, replacing two companies with larger market capitalizations that were acquired with two companies with comparable market capitalizations. In addition, the Compensation Committee returned the short-term incentive program for the fiscal year ending September 27, 2024 (“fiscal year 2024”) from two semi-annual performance periods to one annual performance period because the Compensation Committee believed that it could set appropriately rigorous performance goals for a one-year period.
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

Retention of Compensation Consultant
The Compensation Committee has engaged Aon Consulting (“Aon”) to assist in determining the components and amount of executive compensation. Aon reports directly to the Compensation Committee, through its chairman, and the Compensation Committee retains the right to terminate or replace the consultant at any time. The Compensation Committee has considered the relationships that Aon has with the Company, the members of the

Compensation Committee and our executive officers, as well as the policies that Aon has in place to maintain its independence and objectivity, and has determined that Aon’s work for the Compensation Committee has not raised any conflicts of interest. Company management also purchases published compensation and benefits surveys from Aon, and on occasion engages certain affiliates of Aon in various jurisdictions for services unrelated to executive compensation and benefits, engagements for which the Company’s management has not sought the Compensation Committee’s approval. The fees paid to Aon and its affiliates in fiscal year 2023 for these surveys and additional services did not exceed $120,000.
Use of Comparator Group Data
The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and each of the other Named Executive Officers with “Comparator Group” data for each position and uses this comparison data to help inform its review and determination of base salaries, short-term incentives, and long-term stock-based compensation awards, as discussed in further detail below under “Components of Compensation.” For fiscal year 2023, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon survey data of semiconductor companies (where sufficient data was not available in the Aon semiconductor survey data for a given executive position, the Comparator Group data also included survey data regarding high-technology companies), and (ii) data from the group of 15 publicly traded semiconductor companies listed below.

Each year the Compensation Committee engages Aon to assess the peer group. Using this information, the Compensation Committee seeks to create a peer group comprised of semiconductor companies. Consolidation within the semiconductor industry over time has resulted in fewer semiconductor companies that are of similar market capitalization and revenue as Skyworks. As a result, when considering companies to potentially include in the peer group, the Compensation Committee also considers companies in adjacent industries, such as the semiconductor manufacturing equipment industry, as well as companies with smaller or greater revenue or market capitalization than the Company, many of which are business competitors and companies with which we compete for executive talent.

For the Company’s fiscal year 2023 compensation program, we made adjustments to our peer group from the prior fiscal year to improve comparability, in part in response to stockholder feedback. Specifically, we removed Maxim Integrated Products and Xilinx, both of which were acquired, and added Entegris and Monolithic Power Systems, both of which were comparable in size to the Company from a market capitalization standpoint and smaller than the Company in terms of revenue.

Peer Group for Fiscal Year 2023 Compensation (“FY23 Peer Group”)
Advanced Micro Devices	Lam Research	Monolithic Power Systems	QUALCOMM
Analog Devices	Marvell Technology	NXP Semiconductors	Texas Instruments
Entegris	Microchip Technology	ON Semiconductor	Western Digital
KLA Corporation	Micron Technology	Qorvo
The Compensation Committee generally seeks to make decisions regarding each Named Executive Officer’s compensation that are competitive within the Comparator Group, with consideration given to the executive’s role, responsibility, performance, and length of service. After reviewing the Comparator Group data and considering the input of Aon, the Compensation Committee established (and the full Board was advised of) the base salary, short-term incentive target, and stock-based compensation for each Named Executive Officer for fiscal year 2023. Aon advised the Compensation Committee that such components of executive compensation for fiscal year 2023 were competitive for chief executive officers and other executive officers at companies of similar size and complexity in the semiconductor industry.
In determining the compensation of our Chief Executive Officer for fiscal year 2023, the Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining and incentivizing a chief executive officer with the strategic, financial, and leadership skills necessary to ensure our continued growth and success, (iii) our Chief Executive Officer’s role relative to the other Named Executive Officers, (iv) input from the full Board on our Chief Executive Officer’s performance, and (v) the length of our Chief Executive Officer’s service to the Company. Our Chief Executive Officer was not present during the voting or deliberations of the Compensation Committee concerning his compensation.
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
Components of Compensation
The key elements of compensation for our Named Executive Officers are base salary, short-term incentives, long-term stock-based incentives, and health and welfare benefits. For fiscal year 2023, the Compensation Committee sought to make decisions that would result in each Named Executive Officer’s target total direct compensation being competitive within the Comparator Group, with consideration given to the executive’s role, responsibility, performance, and length of service.
Base Salary
The Compensation Committee annually determines a competitive base salary for each executive officer using the Comparator Group data and input provided by Aon. Base salaries are intended to attract and retain talented executives, recognize individual roles and responsibilities and provide stable income to executives. In order to provide flexibility in consideration of differences in an individual executive’s scope of responsibilities, length of service, and performance, the Compensation Committee did not target a specific percentile of the Comparator Group for executive officer salaries; however, the salaries of the executive officers were generally near the median of the Comparator Group.
The base salary increases for fiscal year 2023 for each Named Executive Officer, as reflected in the table below, were based on the market-based salary adjustments recommended by Aon as well as recommendations by the Chief Executive Officer (for Named Executive Officers other than himself).

	FY2023 Base Salary ($)	FY2022 Base Salary ($)	Increase (%)
Liam K. Griffin	1,175,000	1,130,000	4.0%
Kris Sennesael	606,000	588,000	3.1%
Reza Kasnavi	576,000	557,000	3.4%
Carlos S. Bori	541,000	520,000	4.0%
Robert J. Terry	540,000	522,000	3.4%

Short-Term Incentives
Overview
Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee and is intended to motivate and reward executives by tying a significant portion of their total cash compensation to the Company’s achievement of pre-established performance goals that are generally one year or less in duration. The Compensation Committee believes that pre-established performance goals under the

Company’s short-term incentive compensation plan for executive officers should generally be measured over a one-year performance period. Beginning with the Company’s fiscal year ended October 2, 2020 (“fiscal year 2020”) and continuing through fiscal year 2023, the Compensation Committee established annual short-term compensation incentive plans with two six-month performance periods as a result of significant market uncertainties.
With respect to the Fiscal Year 2023 Executive Incentive Plan (the “Incentive Plan”) adopted by the Compensation Committee on December 15, 2022, the Compensation Committee determined that in light of continued uncertainties resulting from geopolitical concerns and global supply chain challenges affecting the Company and its customers, which made forecasting difficult, semi-annual performance periods would be appropriate for fiscal year 2023. For the Company’s upcoming fiscal year 2024, giving consideration to feedback from the Company’s stockholders, the Compensation Committee is returning to a one-year performance period for the short-term compensation incentive plan despite some continuing uncertain market conditions. Although significant macroeconomic challenges persist, the Compensation Committee’s belief is that it could set appropriately rigorous performance goals for a one-year period for fiscal year 2024.
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
The following table shows the range of short-term incentive compensation that each Named Executive Officer could earn in fiscal year 2023 as a percentage of such executive officer’s annual base salary.

	Threshold	Target	Maximum
Chief Executive Officer	80%	160%	320%
Chief Financial Officer	50%	100%	200%
Other Executive Officers	40%	80%	160%

Performance Goals
In December 2022 and May 2023, the Compensation Committee established performance goals for the applicable semi-annual performance period, with each executive eligible to earn up to half of his or her annual short-term incentive compensation with respect to each six-month period. Under the Incentive Plan, any unearned amounts with respect to the first performance period were to be forfeited and could not be earned later based on performance during the second performance period or full-year performance. Payments under the Incentive Plan were based on achieving revenue and non-GAAP operating income performance goals, each of which was weighted at 50% for each respective performance period. The non-GAAP operating income performance goal is based on the Company’s publicly disclosed non-GAAP operating income1 after accounting for any incentive award payments, including those to be made under the Incentive Plan.
The target level performance goals were established by the Compensation Committee under the Incentive Plan after reviewing the Company’s historical operating results, as well as the Company’s business outlook and expected future results relative to peers, and were designed to require significant effort and operational success on the part of our executives and the Company. The maximum level performance goals established by the Compensation
1 Non-GAAP operating income typically excludes from GAAP operating income the following: share-based compensation expense, acquisition-related expenses, amortization of acquisition-related intangibles, settlements, gains, losses, and impairments and restructuring-related charges.

Committee have historically been difficult to achieve and are designed to represent outstanding performance that the Compensation Committee believes should be rewarded.
In May 2023, the Compensation Committee adopted performance goals for the second half of fiscal year 2023 based primarily on the Company’s outlook for the remainder of the fiscal year. Reflecting an unanticipated reduction in overall market demand and increased macroeconomic uncertainty, these performance goals were lower than the preliminary goals that were based on the Company’s original annual operating plan for fiscal year 2023. The performance goals adopted by the Compensation Committee for the second half of fiscal year 2023 were expected to, and did, present rigorous achievement hurdles, as reflected in the actual achievement by the Company (and described below).
The performance goals established under the Incentive Plan for fiscal year 2023 were as follows:

	Revenue		Non-GAAP Operating Income
(in millions)	1st Half	2nd Half	1st Half	2nd Half
Threshold	$2,225	$2,250	$768	$700
Target	$2,475	$2,500	$888	$820
Maximum	$2,575	$2,750	$938	$940

The Incentive Plan stipulated that payouts to executives following the end of the fiscal year, under either of the metrics, were conditioned upon the Company achieving full-year non-GAAP operating income of $1.1 billion.
Calculation of Incentive Plan Payments
Under the Incentive Plan, upon completion of the first six months of the fiscal year, the Compensation Committee determined the extent to which the Company’s performance goals for the first performance period were attained, reviewed the Chief Executive Officer’s recommended payouts under the Incentive Plan, and approved the awards to be made under the Incentive Plan with respect to the first performance period. Upon completion of the fiscal year, the Compensation Committee completed the same process with respect to the second performance period. Payments with respect to the first performance period were capped at 100% of the first half target level attributable to the applicable metric, with amounts over the target level held back and paid after the end of the fiscal year upon certification that the Company had achieved its minimum required level of non-GAAP operating income for the fiscal year.
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

Fiscal Year Results
For the first half of fiscal year 2023, the Company’s revenue and non-GAAP operating income achieved were $2,482 million and $877 million, respectively, resulting in a short-term compensation award for each Named Executive Officer with respect to such performance period equal to 101% of his or her target payment level. A payment of the target amount was made to each Named Executive Officer in May 2023, with the remainder held back for potential payment following the completion of the fiscal year.
For the second half of fiscal year 2023, the Company’s revenue and non-GAAP operating income achieved were $2,290 million and $725 million, respectively, resulting in a short-term compensation award for each Named Executive Officer with respect to such performance period equal to only 59% of the target payment level. In November 2023, upon certifying that the nominal level of non-GAAP operating income had been achieved for the fiscal year, the Compensation Committee approved payment of the short-term incentive achieved with respect to the second performance period as well as payment of the remaining portion of the short-term incentive achieved with respect to the first performance period, which had been held back. The Compensation Committee did not exercise discretion, either upward or downward, to executives’ payments under the Incentive Plan.
The following table shows the Company’s achievement under the Incentive Plan:

	Revenue		Non-GAAP Operating Income
(in millions)	1st Half	2nd Half	1st Half	2nd Half
Threshold	$2,225	$2,250	$768	$700
Target	$2,475	$2,500	$888	$820
Maximum	$2,575	$2,750	$938	$940
Achieved	$2,482	$2,290	$877	$725

Long-Term Stock-Based Compensation
Overview
The Compensation Committee generally makes long-term stock-based compensation awards to executive officers on an annual basis. Long-term stock-based compensation awards are intended to align the interests of our executive officers with those of our stockholders and to reward our executive officers for increases in stockholder value over periods of time greater than one year. It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a prescheduled Compensation Committee meeting. For fiscal year 2023, the Compensation Committee made an annual stock-based compensation award to each of the Named Executive Officers on November 8, 2022, at a regularly scheduled Compensation Committee meeting.
Fiscal Year 2023 Stock-Based Compensation Awards
In making annual stock-based compensation awards to executive officers for fiscal year 2023, the Compensation Committee first reviewed the Comparator Group grant data by executive position. The Compensation Committee used that data to inform its determination of a target dollar value for the long-term stock-based award for each executive officer, as set forth in the table below, targeting awards for fiscal year 2023 that were competitive within the Comparator Group. Each executive officer was granted a performance share award (“PSA”) and a restricted stock unit (“RSU”) award equivalent to 60% and 40%, respectively, of the dollar value of the executive’s fiscal year 2023 stock-based award, calculating the number of shares subject to each award using the fair market value of the Company’s common stock on the date of such award and an assumption that the Company would achieve the “target” level of performance required to earn the PSA. The Compensation Committee’s rationale for awarding PSAs is to further align the executive’s interests with those of our stockholders by using equity awards that will vest only if the Company achieves pre-established performance goals, and we believe the Compensation

Committee’s decision to award a portion of the PSAs subject to metrics measured over a multi-year performance period more closely aligns the executive’s interests with those of our stockholders.

Name	Value of FY23 Stock-Based Award (1)	Number of Shares Subject to PSAs, at Target (2)	Number of Shares Subject to RSUs (2)
Liam K. Griffin	$13,000,000	87,976	58,651
Kris Sennesael	$3,700,000	25,039	16,692
Reza Kasnavi	$3,910,000	26,460	17,640
Carlos S. Bori	$3,910,000	26,460	17,640
Robert J. Terry	$3,220,000	21,791	14,527
________________________
(1) The grant date fair values of these stock-based awards as disclosed further below in the “Summary Compensation Table” and the “Grants of Plan-Based Awards Table” differ from the values stated above due to the grant date fair value of the PSAs being computed using a Monte Carlo simulation to value the portion of the award related to total shareholder return (“TSR”) percentile ranking, in accordance with the provisions of ASC 718.
(2) Reflects the dollar value of the award, divided by $88.66 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 8, 2022.
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
FY23 PSAs
The PSAs granted on November 8, 2022 (the “FY23 PSAs”) have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award.
The “performance” condition of the FY23 PSAs compares the Company’s performance under three distinct metrics during the applicable performance period against a range of pre-established targets, as follows:

	Percentage of Aggregate Target Level Shares	Performance Period	Vesting
Target Level Shares with Respect to Emerging Revenue Growth Metric (1)	25%	Fiscal Year 2023	100% at the End of Year Two
Target Level Shares with Respect to EBITDA Margin Percentile Ranking Metric (2)	25%	Fiscal Years 2023–2024	100% at the End of Year Two
Target Level Shares with Respect to TSR Percentile Ranking Metric (3)	50%	Fiscal Years 2023–2025	100% at the End of Year Three
________________________
(1) The emerging revenue growth metric measures the Company’s year-over-year revenue growth in certain key product categories, each of which represents an identified longer-term growth market for the Company.
(2) The EBITDA margin percentile ranking metric measures the Company’s EBITDA margin achieved relative to the companies in our FY23 Peer Group during a two-year performance period comprising the Company’s fiscal years 2023 and 2024. For purposes of the EBITDA margin percentile ranking metric, EBITDA margin is calculated by dividing EBITDA by revenue for the applicable period, where EBITDA is defined as non-GAAP operating income, plus depreciation and amortization, for the applicable period. With respect to the Company and each FY23 Peer Group company, EBITDA and revenue are calculated based on publicly reported financial information for the applicable period (which for the FY23 Peer Group companies consists of the eight-quarter period that ends closest to, but not later than, October 1, 2024).2 When calculating the Company’s EBITDA margin, the impact of any acquisition or disposition occurring within the performance period is excluded if the revenue attributable to such acquisition or disposition exceeds $50 million during such period.
(3) The TSR percentile ranking metric measures the Company’s percentile ranking achieved with respect to its peer group. The peer group for purposes of the TSR percentile ranking metric includes each of the companies in the S&P 500 Index during the performance period but excludes any such company that during the three-year performance period is acquired by or merged with (or enters into an agreement to be acquired by or merged with) another entity. For purposes of the PSA award, TSR for the Company and for each company in the peer group is calculated using a starting price and ending price, which consist of the average of the closing prices for each trading day during the sixty (60) consecutive calendar days ending on, and including, the last trading day before the measurement period begins and the last trading day of the measurement period, respectively, assuming dividend reinvestment and adjusting for stock splits, as applicable.
The semiconductor industry generally and, in particular, many of the markets into which the Company sells its connectivity products, are characterized by constant and rapid technological change, continuous product evolution, and short product life cycles, including annual product refreshes in some cases. Recognizing that a significant driver of long-term growth is our ability to identify and execute on emerging revenue growth opportunities, the Compensation Committee believes that retaining emerging revenue growth as a key metric with a one-year performance period is appropriate. Moreover, utilizing only performance periods longer than one year (e.g. multi-year periods) could limit the Committee’s ability to focus management on the most compelling growth opportunities each year. Accordingly, for the FY23 PSAs, the Compensation Committee retained emerging revenue growth as a one-year metric (representing 25% of the target value of the PSAs) to incentivize our management team on specific emerging product lines that have higher growth potential and are intended to drive long-term value creation. In light of stockholder feedback following the 2021 Annual Meeting of Stockholders, the Compensation Committee determined that shares earned pursuant to the emerging revenue growth metric would not vest until the two-year anniversary of the grant date.
For 25% of the target value under the FY23 PSAs, the Compensation Committee retained a two-year EBITDA margin percentile ranking metric that measures performance relative to the FY23 Peer Group. To incentivize above-median performance, the Compensation Committee set the target percentile for the EBITDA margin percentile ranking metric at the 55th percentile of our FY23 Peer Group.
As in prior years, the remaining half of the target value under the FY23 PSAs was based on a three-year TSR percentile ranking, which the Compensation Committee believed provides an appropriate balance to the one-year and two-year measurement periods.
The specific pre-established performance goals under the emerging revenue growth, EBITDA margin percentile ranking and TSR percentile ranking metrics are as follows:

Company Metric	Threshold	Target	Maximum
1-year Emerging Revenue Growth (%)	2.5%	5.0%	7.5%
2-year EBITDA Margin Percentile Ranking	25th	55th	75th
3-year TSR Percentile Ranking	25th	55th	90th
As with the Incentive Plan, the pre-established targets under the FY23 PSAs were established by the Compensation Committee after reviewing the Company’s historical operating results and growth rates as well as the
2 When calculating the EBITDA margin percentile ranking, the performance of a company in the FY23 Peer Group will be included if during the performance period such company in the FY23 Peer Group publicly reports quarterly financial results for at least six consecutive quarters out of the eight applicable quarters.

Company’s expected future results relative to peers and were designed to require significant effort and operational success on the part of our executives and the Company:
•Emerging Revenue Growth Metric: The target level was set at 5%, representing above-market annual growth, the maximum level was set at 7.5%, which the Compensation Committee believed represented outstanding performance that would be difficult to achieve, and the threshold level was set at 2.5% as a result of continued market uncertainties. The threshold, target and maximum levels vary year to year as a result of the composition of what, as part of the Company’s product portfolio, comprises emerging revenue. For fiscal year 2023, emerging revenue growth was based on driving growth in the following key product categories: automotive, 5G BAW-enabled device (i.e., a 5G product containing at least one bulk acoustic wave filter) and next-generation connectivity products (i.e., WiFi 6/6E/7), as well as products sold by Mixed Signal Solutions, the Infrastructure and Automotive business that the Company acquired from Silicon Laboratories, Inc. in July 2021 (“MSS”).
•EBITDA Margin Percentile Ranking Metric: Consistent with the prior year’s award, the Compensation Committee set the target percentile at the 55th percentile of the FY23 Peer Group in order to further incentivize above-median performance.
•TSR Percentile Ranking Metric: Consistent with the prior year’s award, the Compensation Committee set the target percentile at the 55th percentile of the applicable peer group in order to further incentivize above-median performance.
The number of shares issuable under the FY23 PSAs corresponds to the level of achievement of the performance goals, as follows (subject to linear interpolation for amounts between “threshold” and “target” or “target” and “maximum”):

	Performance Achieved
	Threshold	Target	Maximum
% of Target Level Shares Earned with Respect to Emerging Revenue Growth Metric	50%	100%	200%
% of Target Level Shares Earned with Respect to EBITDA Margin Percentile Ranking Metric	50%	100%	200%
% of Target Level Shares Earned with Respect to TSR Percentile Ranking Metric	50%	100%	300%
The “continued employment” condition of the FY23 PSAs provides that, to the extent that the performance goals are met, the shares earned under such metrics would vest as follows (provided, in each case, that the executive remains employed by the Company through each such vesting date):

	Anniversary of Grant Date (1)
	Two Year	Three Year
% of Shares Earned with Respect to Emerging Revenue Growth Metric	100%
% of Shares Earned with Respect to EBITDA Margin Percentile Ranking Metric	100%
% of Shares Earned with Respect to TSR Percentile Ranking Metric		100%
________________________
(1)    In the event of termination by reason of death or permanent disability, the holder of an FY23 PSA (or the holder’s estate) would receive any earned but unissued shares that would have been issuable thereunder during the remaining term of the award.

During fiscal year 2022, the base period against which fiscal year 2023 emerging revenue performance was measured, the Company achieved revenue in the specified key product categories of $1,936 million. The base period emerging revenue included revenue from the automotive, 5G BAW-enabled device and next-generation connectivity product categories, as well as revenue generated by MSS.
During fiscal year 2023, the Company achieved revenue in the specified key product categories of $2,163 million, representing emerging revenue growth of 12%, which exceeds the “maximum” level of performance. This growth was driven by strong performance in the BAW-enabled and MSS product categories. This resulted in the Company achieving 200% of the target level of shares for such metric. The shares earned under this metric will be issued in November 2024, provided that the Named Executive Officer meets the continued employment condition.
In the period comprising fiscal year 2022 and fiscal year 2023, the period over which the EBITDA margin percentile ranking metric was measured, the Company achieved a margin of 44%, resulting in its ranking in the 62nd percentile against the applicable peer group. This resulted in the Company achieving 133% of the target level of shares for such metric. The shares earned under this metric were issued in November 2023.
Outstanding PSAs at the End of Fiscal Year 2023
As summarized in the table below of the annual PSA grants made to Named Executive Officers since our fiscal year ended September 28, 2018 (“fiscal year 2018”) (the first year in which the Compensation Committee awarded PSAs subject to a metric measured over a three-year performance period), achievement of the TSR percentile ranking metric under the FY23 PSAs, which is subject to a three-year performance period, will be determined following the conclusion of the Company’s fiscal year ending October 3, 2025 (“fiscal year 2025”). During the three-year performance period under the fiscal year 2021 PSAs comprising the Company’s fiscal years 2021, 2022, and 2023, the Company realized a TSR of -23% resulting in its ranking in the 4th percentile against the applicable peer group. As a result of failing to achieve the threshold TSR percentile ranking metric, no shares were earned by the Named Executive Officers with respect to such metric, and all PSAs with respect to such metric were cancelled.

PSA Fiscal Year	Grant Date	Metric	Performance Period	Achieved (% of Target)
FY18	11/7/2017	Non-GAAP EBITDA Growth	FY18	99.8%
		3-year TSR Percentile Ranking	FY18–FY20	0%
FY19	11/6/2018	Non-GAAP EBITDA Growth	FY19	0%
		3-year TSR Percentile Ranking	FY19–FY21	74.1%
FY20	11/5/2019	Emerging Revenue Growth	FY20	200%
		Design Wins	FY20	200%
		3-year TSR Percentile Ranking	FY20–FY22	0%
FY21	11/11/2020	Emerging Revenue Growth	FY21	200%
		Design Wins	FY21	200%
		3-year TSR Percentile Ranking	FY21–FY23	0%
FY22	11/10/2021	Emerging Revenue Growth	FY22	200%
		EBITDA Margin Percentile Ranking	FY22–FY23	133%
		3-year TSR Percentile Ranking	FY22–FY24	Perf. Period in Progress (1)
FY23	11/8/2022	Emerging Revenue Growth	FY23	200%
		EBITDA Margin Percentile Ranking	FY23–FY24	Perf. Period in Progress (2)
		3-year TSR Percentile Ranking	FY23–FY25	Perf. Period in Progress (3)
________________________
(1) As of January 18, 2024, performance under this metric during the applicable performance period was below the “threshold” level of performance.
(2) As of January 18, 2024, performance under this metric during the applicable performance period was between the “target” and “maximum” levels of performance.

(3) As of January 18, 2024, performance under this metric during the applicable performance period was between the “threshold” and “target” levels of performance.
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
We offered executives the opportunity to participate in a reimbursement program for fiscal year 2023 providing up to an aggregate of $20,000 to each executive for the purchase of financial planning services, estate planning services, personal tax planning and preparation services, and/or an executive physical. No tax gross-up was provided for such reimbursements. In fiscal year 2023, each of the Named Executive Officers received reimbursement in connection with such services.
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

Executive Officer Stock Ownership Requirements
We have adopted executive officer stock ownership guidelines with the objective of more closely aligning the interests of our executive officers with those of our stockholders. Under the executive officer stock ownership guidelines, our Named Executive Officers are each required to hold the lower of (a) the number of shares with a fair market value equal to the applicable multiple of such executive’s current base salary, or (b) the applicable number of shares, each as set forth in the table below. Common stock owned outright by the Named Executive Officer (or by his or her spouse or minor children), common stock held in trust for the benefit of the Named Executive Officer (or his or her spouse or minor children), or restricted stock or restricted stock units granted pursuant to the equity compensation plans of the Company for which restrictions have lapsed, count towards the requirement. Unexercised options, whether or not vested, and restricted stock and restricted stock units still subject to risk of forfeiture, as well as any unissued performance shares, do not count towards the requirement. All of our Named Executive Officers are in compliance with the executive officer stock ownership guidelines as of the date hereof.

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
Executive Compensation Recoupment Policies
In March 2022, the Company adopted an executive compensation recoupment policy (the “2022 Policy”) that applies to both cash and equity incentive compensation for executive officers. Under the 2022 Policy, if we are required to prepare an accounting restatement for one or more periods due to the material noncompliance of the Company with any financial reporting requirement under the U.S. federal securities laws, the Board or a committee of independent directors authorized by the Board will investigate the circumstances to determine whether an act or omission of a current or former executive officer, involving fraud or intentional misconduct, contributed to the circumstances resulting in the restatement. Following the investigation, we may require repayment of certain incentive-based compensation received by the executive officer in the three-year period preceding restatement.
In November 2023, the Company adopted a new executive compensation recovery policy (the “2023 Policy”) for purposes of complying with Section 10D of the Exchange Act and Nasdaq listing standards. The 2023 Policy provides that, in the event the Company is required to prepare an accounting restatement on or after October 2, 2023 (the “Effective Date”) due to the material noncompliance of the Company with any financial reporting requirement under the U.S. federal securities laws, the Company will act to recover the amount of incentive-based compensation received on or after the Effective Date, by its current and former Section 16 officers, as applicable, in excess of the amount of incentive-based compensation that would have been received had it been determined based on the restated amount, subject to limited exceptions. In the event that an accounting restatement is not covered by the 2023 Policy but is covered by the 2022 Policy, the 2022 Policy will apply. In the event that an accounting restatement could be covered by both the 2022 Policy and 2023 Policy, only the 2023 Policy will apply.

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
Compliance with Internal Revenue Code Section 162(m)
For fiscal year 2023, the Company will be unable to deduct compensation in excess of $1 million paid to certain executive officers, as specified under Section 162(m) of the Internal Revenue Code (“IRC”). The Compensation Committee uses its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in the best interests of the Company and its stockholders.

Compensation Tables for Named Executive Officers
Summary Compensation Table
The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2023, fiscal year 2022, and fiscal year 2021.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Liam K. Griffin	2023	1,170,502	14,554,926	1,509,604	26,404	17,261,436
Chairman, Chief Executive Officer	2022	1,124,289	13,087,793	2,423,906	31,174	16,667,162
and President	2021	1,070,223	11,612,745	3,440,000	27,453	16,150,421
Kris Sennesael	2023	604,200	4,142,435	486,606	20,921	5,254,162
Senior Vice President and	2022	585,092	4,131,556	788,306	17,384	5,522,338
Chief Financial Officer	2021	556,885	3,589,223	1,120,000	15,203	5,281,311
Reza Kasnavi(4)	2023	574,100	4,377,587	370,013	35,936	5,357,636
Senior Vice President,	2022	553,677	4,013,570	597,396	33,910	5,198,553
Technology and Manufacturing
Carlos S. Bori	2023	538,900	4,377,587	347,530	26,162	5,290,179
Senior Vice President,	2022	515,327	4,013,570	557,713	15,324	5,101,934
Sales and Marketing	2021	473,131	3,061,420	760,000	17,154	4,311,705
Robert J. Terry	2023	538,200	3,605,110	346,887	27,150	4,517,347
Senior Vice President,	2022	518,885	3,305,147	559,858	22,731	4,406,621
General Counsel and Secretary	2021	490,027	2,850,298	787,200	16,045	4,143,570
________________________
(1) The amounts in the Stock Awards column represent the grant date fair values, computed in accordance with the provisions of FASB ASC Topic 718—Compensation—Stock Compensation (“ASC 718”), of PSAs and RSUs granted during the applicable fiscal year, without regard to estimated forfeiture rates. For fiscal years 2021, 2022, and 2023, assuming the highest level of performance achievement with respect to the PSAs, the grant date fair values of the Stock Awards would be as follows: Mr. Griffin (FY 2021: $14,912,691; FY 2022: $16,912,789; FY2023: $18,454,902), Mr. Sennesael (FY 2021: $4,609,190; FY 2022: $5,339,011; FY2023: $5,252,414), Mr. Kasnavi (FY 2022: $5,886,558; FY2023: $5,550,558), Mr. Bori (FY 2021: $3,931,401; FY 2022: $5,186,558; FY2023: $5,550,558), and Mr. Terry (FY 2021: $3,660,286; FY 2022: $4,271,095; FY2023: $4,571,105). For a description of the assumptions used in calculating the fair value of equity awards in fiscal year 2023 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 17, 2023.
(2) Reflects amounts paid to the Named Executive Officers pursuant to the executive incentive plan adopted by the Compensation Committee for each year indicated.
(3) “All Other Compensation” includes the Company’s contributions to the executive’s 401(k) Plan account, the cost of group term life insurance premiums, and financial planning benefits. For fiscal year 2023, it specifically includes $13,200 in Company contributions to each Named Executive Officer’s 401(k) Plan account, as well as $7,310, $2,500, $20,000, $10,180, and $9,226 in financial planning benefits for Messrs. Griffin, Sennesael, Kasnavi, Bori and Terry, respectively.
(4) Mr. Kasnavi was not a Named Executive Officer prior to fiscal year 2022.

Grants of Plan-Based Awards Table
The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2023, including incentive awards payable under the Incentive Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock Or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Liam K. Griffin		940,000	1,880,000	3,760,000
	11/08/2022				43,988	87,976	219,940		9,354,928(4)
	11/08/2022							58,651	5,199,998(5)
Kris Sennesael		303,000	606,000	1,212,000
	11/08/2022				12,519	25,039	62,597		2,662,522(4)
	11/08/2022							16,692	1,479,913(5)
Reza Kasnavi		230,400	460,800	921,600
	11/08/2022				13,230	26,460	66,150		2,813,624(4)
	11/08/2022							17,640	1,563,962(5)
Carlos S. Bori		216,400	432,800	865,600
	11/08/2022				13,230	26,460	66,150		2,813,624(4)
	11/08/2022							17,640	1,563,962(5)
Robert J. Terry		216,000	432,000	864,000
	11/08/2022				10,895	21,791	54,477		2,317,146(4)
	11/08/2022							14,527	1,287,964(5)
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
(2) The amounts shown represent shares potentially issuable pursuant to the FY23 PSAs granted on November 8, 2022, under the Company’s 2015 Long-Term Incentive Plan, as described above under “Components of Compensation—Long-Term Stock-Based Compensation.”
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
(4) Reflects the grant date fair value of the FY23 PSAs, computed in accordance with the provisions of ASC 718, using (a) a Monte Carlo simulation (which weights the probability of multiple potential outcomes) to value the portion of the award related to TSR percentile ranking, and (b) a price of $88.66 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on November 8, 2022, to value the portion of the award related to emerging revenue growth and design wins, assuming performance at the “target” level. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2023 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 17, 2023.

(5) Reflects the grant date fair value of the RSUs granted on November 8, 2022, computed in accordance with the provisions of ASC 718 using a price of $88.66 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 8, 2022.

Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes the unvested stock awards and all stock options held by the Named Executive Officers as of the end of fiscal year 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that Have Not Vested ($)(1)
Liam K. Griffin					10,129(2)	998,618	11,468(8)	1,130,630
					15,291(3)	1,507,540	11,930(9)	1,176,179
					23,859(4)	2,352,259	87,976(10)	8,673,553
					58,651(5)	5,782,402
					39,726(6)	3,916,586
					43,988(7)	4,336,777
Kris Sennesael	12,770	—	77.66	11/9/2023	3,241(2)	319,530	3,544(8)	349,403
					4,726(3)	465,936	3,766(9)	371,290
					7,532(4)	742,580	25,039(10)	2,468,595
					16,692(5)	1,645,664
					12,540(6)	1,236,319
					12,520(7)	1,234,347
Reza Kasnavi					2,735(2)	269,644	3,440(8)	339,150
					4,586(3)	452,134	3,658(9)	360,642
					7,317(4)	721,383	26,460(10)	2,608,691
					17,640(5)	1,739,128
					12,183(6)	1,201,122
					13,230(7)	1,304,346
Carlos S. Bori					2,735(2)	269,644	3,023(8)	298,038
					4,030(3)	397,318	3,658(9)	360,642
					7,317(4)	721,383	26,640(10)	2,608,691
					17,640(5)	1,739,128
					12,183(6)	1,201,122
					13,230(7)	1,304,346
Robert J. Terry					2,633(2)	259,587	2,815(8)	277,531
					3,752(3)	369,910	3,012(9)	296,953
					6,025(4)	594,005	21,791(10)	2,148,375
					14,527(5)	1,432,217
					10,033(6)	989,153
					10,896(7)	1,074,237
________________________
(1)Reflects a price of $98.59 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on September 29, 2023.
(2)Represents shares issuable under an RSU award granted on November 5, 2019, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vested at a rate of 25% per year on each anniversary of the grant date until it became fully vested on November 5, 2023.

(3)Represents shares issuable under an RSU award granted on November 11, 2020, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of 25% per year on each anniversary of the grant date through November 11, 2024.
(4)Represents shares issuable under an RSU award granted on November 10, 2021, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of 25% per year on each anniversary of the grant date through November 10, 2025.
(5)Represents shares issuable under an RSU award granted on November 8, 2022, under the Company’s 2015 Long-Term Incentive Plan. The RSU award vests at a rate of 25% per year on each anniversary of the grant date through November 8, 2026.
(6)Represents shares issuable under the fiscal year 2022 PSAs (“FY22 PSAs”) (awarded on November 10, 2021) with respect to the emerging revenue growth metric measured over a one-year performance period consisting of the Company’s fiscal year 2022, assuming achievement at the “maximum” level of performance, one hundred percent (100%) of which were issued on November 10, 2023. Also represents shares issuable under the FY22 PSAs with respect to the EBITDA margin percentile ranking metric measured over a two-year performance period consisting of the Company’s fiscal years 2022 and 2023, assuming achievement with respect to such metric of 133% of the target level of performance, one hundred percent (100%) of which were issued on November 10, 2023.
(7)Represents shares issuable under the FY23 PSAs (awarded on November 8, 2022, as described above under “Components of Compensation—Long-Term Stock-Based Compensation”) with respect to the emerging revenue growth metric measured over a one-year performance period consisting of the Company’s fiscal year 2023, assuming achievement at the “maximum” level of performance. One hundred percent (100%) of the shares to be earned under the FY23 PSAs with respect to this metric will be issued on November 8, 2024, to the extent earned and provided that the executive meets the continued employment condition.
(8)Represents shares issuable under the fiscal year 2021 PSAs (the “FY21 PSAs”) with respect to the TSR percentile ranking metric, assuming achievement at the “threshold” level of performance. This portion of the FY21 PSAs, which was subject to a three-year performance period, would have been issued on November 11, 2023, had it been achieved.
(9)Represents shares issuable under the FY22 PSAs with respect to the TSR percentile ranking metric, assuming achievement at the “threshold” level of performance. This portion of the FY22 PSAs, which is subject to a three-year performance period, will be issued on November 10, 2024, to the extent earned and provided that the executive meets the continued employment condition.
(10)Represents shares issuable under the FY23 PSAs (awarded on November 8, 2022, as described above under “Components of Compensation—Long-Term Stock-Based Compensation”) with respect to the TSR percentile ranking metric, assuming achievement at the “target” level of performance. This portion of the FY23 PSAs, which is subject to a three-year performance period, will be issued on November 8, 2025, to the extent earned and provided that the executive meets the continued employment condition. Also represents shares issuable under the FY23 PSAs with respect to the EBITDA margin percentile ranking metric measured over a two-year performance period consisting of the Company’s fiscal years 2023 and 2024, assuming achievement at the “maximum” level of performance. This portion of the FY23 PSAs will be issued on November 8, 2024, to the extent earned and provided that the executive meets the continued employment condition.

Option Exercises and Stock Vested Table
The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2023.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Liam K. Griffin	13,211	348,977	60,765	5,649,836
Kris Sennesael	40,000	1,242,374	18,591	1,729,714
Reza Kasnavi	—	—	16,768	1,566,232
Carlos S. Bori	—	—	16,503	1,533,838
Robert J. Terry	—	—	14,204	1,324,298
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
On May 10, 2023, in connection with the expiration, in accordance with its terms, of the Amended and Restated Change in Control / Severance Agreement between the Company and Mr. Griffin, the Company entered into a Second Amended and Restated Change in Control / Severance Agreement with Mr. Griffin (the “Griffin Agreement”). The Griffin Agreement sets out severance benefits that become payable if, while employed by the Company, other than following a change in control, Mr. Griffin either (i) is terminated without cause, or (ii) terminates his employment for good reason. The severance benefits provided to Mr. Griffin under either of these circumstances would consist of: (i) a lump-sum payment equal to two (2) times the sum of (A) his then-current annual base salary immediately prior to such termination and (B) the Bonus Amount (as defined below); (ii) full acceleration of the vesting of all of Mr. Griffin’s outstanding stock options, which stock options would become exercisable for a period of two (2) years after the termination date (but not beyond the expiration of their respective maximum terms), full acceleration of the vesting of all outstanding restricted stock awards (including awards of restricted stock units), and the right to receive the number of performance shares under outstanding PSAs that are earned but unissued and that he would have earned had he remained employed through the end of the applicable performance period; and (iii) provided he is eligible for and timely elects to continue receiving group medical coverage (and provided the provision of such payments will not violate any applicable nondiscrimination laws), certain COBRA continuation for him and his eligible dependents (“COBRA continuation”) for up to fifteen (15) months after the termination date. The “Bonus Amount” is an amount equal to the greater of (x) the average of the short-term cash incentive awards received for the three (3) years prior to the year in which the termination occurs, and (y) the target annual short-term cash incentive award for the year in which the termination occurs.

The Griffin Agreement also sets out severance benefits that become payable if, within the period of time commencing three (3) months prior to and ending two (2) years following a change in control, Mr. Griffin’s employment is either (i) terminated by the Company without cause, or (ii) terminated by him for good reason (a “Qualifying Termination”). The severance benefits provided to Mr. Griffin in such circumstances would consist of the following: (i) a lump-sum payment equal to two and one-half (2 1/2) times the sum of (A) his annual base salary immediately prior to the change in control, and (B) the CIC Bonus Amount (as defined below); (ii) all of Mr. Griffin’s then-outstanding stock options would become exercisable for a period of thirty (30) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) COBRA continuation for up to eighteen (18) months after the termination date. The “CIC Bonus Amount” is an amount equal to the greater of (x) the average of the annual short-term cash incentive awards received for the three (3) years prior to the year in which the change of control occurs and (y) the target annual short-term cash incentive award for the year in which the change of control occurs.

The Griffin Agreement also provides that in the event of a Qualifying Termination, Mr. Griffin is entitled to full acceleration of the vesting of all of his outstanding equity awards (including stock options, restricted stock awards, RSU awards, and all earned but unissued performance-based equity awards). At the time of a change in control, all such outstanding equity awards would continue to be subject to the same time-based vesting schedule to which the awards were subject prior to the change in control (including performance-based equity awards that are deemed earned at the time of the change in control as described below). For performance-based equity awards where the change in control occurs prior to the end of the applicable performance period, such awards would be deemed earned as to the greater of (i) the target level of shares for such awards, or (ii) if such calculation is determined to be practicable by the Compensation Committee, the number of shares that would have been earned pursuant to the terms of such awards based upon performance up through and including the day prior to the date of the change in control. In the event that the successor or surviving company does not agree to assume, or to substitute for, such outstanding equity awards on substantially similar terms with substantially equivalent economic benefits as exist for such award immediately prior to the change in control, then such awards would accelerate in full as of the change in control.

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

The Griffin Agreement is intended to be exempt from or compliant with Section 409A of the IRC and has an initial two (2) year term from May 10, 2023, and thereafter renews automatically on an annual basis for up to five (5) additional years unless either the Company or Mr. Griffin timely provides a notice of non-renewal to the other prior to the end of the then-current term. The payments due to Mr. Griffin under the Griffin Agreement are subject to potential reduction in the event that such payments would otherwise become subject to excise tax incurred under Section 4999 of the IRC, if such reduction would result in his retaining a larger amount, on an after-tax basis, than if he had received all of the payments due.

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
Mr. Sennesael, Mr. Kasnavi, Mr. Bori, and Mr. Terry
The Company entered into Amended and Restated Change in Control / Severance Agreements with each of Mr. Sennesael, Mr. Kasnavi, Mr. Bori, and Mr. Terry on May 10, 2023, respectively. Each such Amended and Restated Change in Control / Severance Agreement is referred to herein as a “CIC Agreement.”

Each CIC Agreement sets out severance benefits that become payable if the executive officer experiences a Qualifying Termination. The severance benefits provided to the executive in such circumstances would consist of the following: (i) a lump sum payment equal to one and one-half (1 1/2) times the sum of (A) his annual base salary immediately prior to the change in control, and (B) the CIC Bonus Amount; (ii) all of the executive’s then-outstanding stock options would remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) COBRA continuation for up to eighteen (18) months after the termination date.

Each CIC Agreement also provides that in the event of a Qualifying Termination, the executive is entitled to full acceleration of the vesting of all of his outstanding equity awards (including stock options, restricted stock awards, RSU awards, and all earned but unissued performance-based equity awards). At the time of a change in control, all such outstanding equity awards would continue to be subject to the same time-based vesting schedule to which the awards were subject prior to the change in control (including performance-based equity awards that are deemed earned at the time of the change in control as described below). For performance-based equity awards where the change in control occurs prior to the end of the performance period, such awards would be deemed earned as to the greater of (i) the target level of shares for such awards, or (ii) if such calculation is determined to be practicable by the Compensation Committee, the number of shares that would have been earned pursuant to the terms of such awards based upon performance up through and including the day prior to the date of the change in control. In the event that the successor or surviving company does not agree to assume, or to substitute for, such outstanding equity awards on substantially similar terms with substantially equivalent economic benefits as exist for such award immediately prior to the change in control, then such awards would accelerate in full as of the change in control.

Each CIC Agreement also sets out severance benefits outside a change in control that become payable if the executive’s employment is terminated by the Company without cause. The severance benefits provided to the executive under such circumstance would consist of the following: (i) biweekly compensation continuation payments commencing not more than sixty (60) days after such termination and continuing for a period of twelve (12) months, with each such compensation continuation payment being equal to the aggregate payment amount divided by twenty-six (26), where the aggregate payment is equal to the sum of (x) his then-current annual base salary, and (y) any short-term cash incentive award then due; (ii) all then-vested outstanding stock options would remain exercisable for a period of twelve (12) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) COBRA continuation coverage for up to twelve (12) months after the termination date.

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

Additionally, each CIC Agreement requires that the executive sign a release of claims in favor of the Company before he is eligible to receive any benefits under the agreement. Each CIC Agreement also contains non-solicitation provisions applicable to the executive while he is employed by the Company and for a period of twelve (12) months following the termination of his employment.

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

The following table summarizes the payments and benefits that would be made by the Company to the Named Executive Officers as of September 29, 2023, in the following circumstances as of such date:

•termination without cause outside of a change in control;
•termination without cause or for good reason in connection with a change in control; and
•in the event of a termination of employment because of death or disability.

The accelerated equity values in the table reflect a price of $98.59 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on September 29, 2023. The table does not reflect any equity awards made after September 29, 2023.

Name	Benefit	Termination w/o Cause Outside Change in Control ($)(1)	Termination w/o Cause or for Good Reason, After Change in Control ($)	Death/ Disability ($)
Liam K. Griffin(2)	Salary and Short-Term Incentive	7,307,804(3)	9,134,755(4)	—
	Accelerated RSUs	10,640,818	10,640,818	10,640,818
	Accelerated PSAs (5)	21,367,114	21,367,114	21,367,114
	Medical	35,842	43,010	—
	TOTAL	39,351,578	41,185,697	32,007,932
Kris Sennesael(2)	Salary and Short-Term Incentive	606,000(6)	2,113,153(7)	—
	Accelerated RSUs	—	3,173,711	3,173,711
	Accelerated PSAs (5)	—	6,331,351	6,331,351
	Medical	28,673	43,010	—
	TOTAL	634,673	11,661,225	9,505,062
Reza Kasnavi(2)	Salary and Short-Term Incentive	576,000(6)	1,752,698(7)	—
	Accelerated RSUs	—	3,182,288	3,182,288
	Accelerated PSAs (5)	—	6,461,687	6,461,687
	Medical	$8,956	13,434	—
	TOTAL	584,956	11,410,107	9,643,975
Carlos S. Bori(2)	Salary and Short-Term Incentive	541,000(6)	1,645,956(7)	—
	Accelerated RSUs	—	3,127,472	3,127,472
	Accelerated PSAs (5)	—	6,379,463	6,379,463
	Medical	28,673	43,010	—
	TOTAL	569,673	11,195,901	9,506,935
Robert J. Terry(2)	Salary and Short-Term Incentive	540,000(6)	1,665,129(7)	—
	Accelerated RSUs	—	2,655,719	2,655,719
	Accelerated PSAs (5)	—	5,317,846	5,317,846
	Medical	28,673	43,010	—
	TOTAL	568,673	9,681,704	7,973,565
________________________
(1) For Mr. Griffin, includes amounts payable pursuant to a termination for good reason outside of a change in control.
(2) Excludes the value of accrued vacation/paid time off required by law to be paid upon termination.
(3) Represents an amount equal to two (2) times the sum of (A) Mr. Griffin’s annual base salary as of September 29, 2023, and (B) an Incentive Plan payment, which is equal to the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2020, 2021, and 2022, since such average is greater than the “target” short-term cash incentive award for fiscal year 2023.
(4) Represents an amount equal to two and one-half (2½) times the sum of (A) Mr. Griffin’s annual base salary as of September 29, 2023, and (B) an Incentive Plan payment, which is equal to the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2020, 2021, and 2022, since such average is greater than the “target” short-term cash incentive award for fiscal year 2023.
(5) Represents the value of PSAs that were unvested and outstanding as of September 29, 2023, in accordance with Item 402(j) of Regulation S-K, using the following assumptions: (a) achievement at the “target” level of performance for the FY21 PSAs (3-year TSR percentile ranking metric) scheduled to vest on November 11, 2023, based on the Company’s TSR relative to the applicable peer group for fiscal years 2021 and 2022 tracking below the “target” level of performance; (b) achievement at 200% of the “target” level of performance for the FY22 PSAs emerging revenue growth metric scheduled to vest on November 10, 2023, based on the Company’s actual achievement at the “maximum” level of performance with respect to the performance metric measured over a one-year performance period consisting of the Company’s fiscal year 2022; (c) achievement at 133% of the “target” level of performance for the FY22 PSAs EBITDA margin percentile ranking metric scheduled to vest on November 10, 2023, based on the Company’s tracking of achievement between the “target” and “maximum” levels of performance with respect to the metric measured over a two-year performance period consisting of the Company’s fiscal year 2022 and fiscal year 2023; (d) achievement at the “target” level of performance for the FY22 PSAs (3-year TSR percentile ranking metric) scheduled to vest on November 10, 2024, based on the Company’s TSR relative to the applicable peer group for fiscal year 2022 tracking below the “target” level of performance; (e) achievement at 200% of the “target” level of performance for the FY23 PSAs emerging revenue growth metric scheduled to vest on November 8, 2024, based on the Company’s actual achievement at the “maximum” level of performance with respect to the performance metric measured over a one-year performance period consisting of the Company’s fiscal year 2023; (f) achievement at 192% of the “target” level of performance for the FY23 PSAs EBITDA margin percentile ranking metric scheduled to vest on November 8, 2024, based on the Company’s tracking of achievement between the “target” and “maximum” levels of performance with respect to the metric measured over a two-year performance period consisting of the Company’s fiscal year 2023 and fiscal year 2024; and (g) achievement at the “target” level of performance for the FY23 PSAs (3-year TSR percentile ranking metric) scheduled to vest on November 8, 2025, based on the Company’s TSR relative to the applicable peer group for fiscal year 2023 tracking below the “target” level of performance.
(6) Represents an amount equal to the Named Executive Officer’s annual base salary as of September 29, 2023.
(7) Represents an amount equal to one and one-half (1½) times the sum of (A) the Named Executive Officer’s annual base salary as of September 29, 2023, and (B) an Incentive Plan payment, which is equal to the three (3) year average of the actual incentive payments made to the Named Executive Officer for fiscal years 2020, 2021, and 2022, since such average is greater than the Named Executive Officer’s “target” short-term cash incentive award for fiscal year 2023.

CEO Pay Ratio
Following is an estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees. For fiscal year 2023:
•The annual total compensation of our Chief Executive Officer was $17,261,436.
•The annual total compensation of our median compensated employee was $32,457.
•Based on the foregoing, we estimate that our Chief Executive Officer’s total annual compensation was approximately 532 times that of our median employee.
To determine the median of the annual total compensation of our employees, we applied the following methodology and material assumptions:
•We did not use the de minimis exception to exclude any non-U.S. employees. We have a globally diverse workforce with total headcount of approximately 9,750 as of September 29, 2023, of which approximately 76% are located outside the United States, primarily in locations employing large direct labor forces such as Mexico and Singapore where wages are significantly lower than in the United States. The median employee within our employee population was identified, consistent with prior years, as of the last day of our fiscal year, or September 29, 2023, and is a full-time employee in our Mexicali, Mexico facility.

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
•Using this consistently applied compensation measure, we identified an employee at the median and calculated such employee’s total compensation for fiscal year 2023 in accordance with Item 402(c)(2)(x) of Regulation S-K.
•We did not use any cost-of-living adjustments in identifying the median employee.
•The annual total compensation of our Chief Executive Officer is the amount reported in the “Total” column of our Summary Compensation Table for fiscal year 2023.
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

Director Compensation
The Board of Directors sets the compensation for the Company’s non-employee directors, after receiving the recommendations of the Compensation Committee. In formulating its recommendations, the Compensation Committee seeks and receives input from Aon related to the amounts, terms, and conditions of director cash compensation and stock-based compensation awards, with the goal of establishing non-employee director compensation that is similar to, and competitive with, the compensation of non-employee directors at peer companies in the semiconductor industry.

Cash Compensation
Non-employee directors are paid, in quarterly installments, an annual retainer of $80,000. Additional annual retainers for Chairman, Lead Independent Director, and/or committee service (paid in quarterly installments) are as follows: any non-employee Chairman of the Board ($130,000); the Lead Independent Director, if one has been appointed ($50,000); the Chairman of the Audit Committee ($30,000); the Chairman of the Compensation Committee ($20,000); the Chairman of the Nominating and Corporate Governance Committee ($15,000); non-chair member of Audit Committee ($15,000); non-chair member of Compensation Committee ($10,000); and non-chair member of Nominating and Corporate Governance Committee ($7,500). In addition, the Compensation Committee continues to retain discretion to recommend to the full Board of Directors that additional cash payments be made to a non-employee director for extraordinary service during a fiscal year.

Equity Compensation
Currently, following each annual meeting of stockholders, each non-employee director who is reelected will receive a grant of RSUs having a value of approximately $225,000. Any newly appointed non-employee director will receive an initial equity grant of RSUs having a value of approximately $225,000. The number of shares subject to a non-employee director’s initial RSU award or annual award is determined by dividing the approximate value of the award, as stated above, by the average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for each trading day during the 30 consecutive trading day period ending on, and including, the grant date. Unless otherwise determined by the Board of Directors, (a) a non-employee director’s initial equity grant of RSUs will vest in three (3) equal annual installments on the first three anniversaries of the date of grant, and (b) a non-employee director’s annual equity grant of RSUs will vest on the first anniversary of the date of grant. In the event of a change in control of the Company, any outstanding options and RSUs awarded under the 2008 Director Long-Term Incentive Plan will become fully exercisable and deemed fully vested, respectively.

No director who is also an employee receives separate compensation for services rendered as a director. Mr. Griffin is currently the only director who is also an employee of the Company.

Director Compensation Table
The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Christine King, Lead Independent Director	165,000	225,006	390,006
Alan S. Batey	90,000	225,006	315,006
Kevin L. Beebe	95,000	225,006	320,006
Eric J. Guerin	90,426	225,006	315,432
Suzanne E. McBride	87,500	225,006	312,506
David P. McGlade	117,500	225,006	342,506
Robert A. Schriesheim	105,000	225,006	330,006
Maryann Turcke	54,481	225,006	279,487
________________________
(1)    The non-employee members of the Board of Directors who were directors on September 29, 2023 held the following aggregate number of unexercised stock options and unvested RSU awards as of such date:

Name	Number of Securities Underlying Unexercised Options	Number of Shares Subject to Unvested RSUs
Christine King, Lead Independent Director	—	2,078
Alan S. Batey	—	2,078
Kevin L. Beebe	—	2,078
Eric J. Guerin	—	2,971
Suzanne E. McBride	—	2,976
David P. McGlade	—	2,078
Robert A. Schriesheim	—	2,078
Maryann Turcke	—	4,155
(2)    Reflects, for each non-employee director elected at the 2023 Annual Meeting of Stockholders (i.e., Mses. King, McBride, and Turcke and Messrs. Batey, Beebe, Guerin, McGlade, and Schriesheim), the grant date fair value of 2,078 RSUs granted on May 10, 2023, computed in accordance with the provisions of ASC 718 using a price of $98.56 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on May 10, 2023. Upon first being elected to serve as a director, new directors received a grant having a grant date fair value approximating $225,000, vesting annually over three years, where the grant date fair value was based on the 30-day average of the stock price on the fifth business day following the director’s appointment. The value in this column also reflects the grant date fair value of 2,077 RSUs granted to Ms. Turcke on February 15, 2023 with a price of $121.73 per share on the grant date.

Director Stock Ownership Requirements
We have adopted Director Stock Ownership guidelines with the objective of more closely aligning the interests of our directors with those of our stockholders. The minimum number of shares of the Company’s common stock that the Director Stock Ownership guidelines require non-employee directors to hold while serving in their capacity as directors is the director base compensation (currently $80,000) multiplied by five (5), divided by the fair market value of the Company’s common stock (rounded to the nearest 100 shares). For purposes of the Director Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. All of our directors have met the stock ownership guidelines as of the date hereof (with the exception of Mr. Guerin, Ms. McBride, and Ms. Turcke, who are not required to comply with the guidelines until the fifth anniversary of their respective appointments to the Board of Directors).

Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board of Directors currently consists of Ms. King (Chairman), Mr. Batey, and Mr. Schriesheim. No member of this committee was at any time during fiscal year 2023 an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, where one of such entity’s executive officers served as a director of the Company or a member of the Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report on this Form 10-K for the year ended September 29, 2023.

THE COMPENSATION COMMITTEE
Christine King, Chairman
Alan S. Batey
Robert A. Schriesheim

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 24, 2024, by the following individuals or entities: (i) each person or entity who beneficially owns five percent (5%) or more of the outstanding shares of the Company’s common stock as of January 24, 2024; (ii) the Named Executive Officers (as defined above in Item 11 “Executive Compensation”); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 24, 2024, there were 160,225,891 shares of the Company’s common stock outstanding.

In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 24, 2024, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Names and Addresses of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Percent of Class
The Vanguard Group, Inc.	18,248,544(3)	11.4%
BlackRock, Inc.	14,750,420(4)	9.2%
Alan S. Batey	7,645	(*)
Kevin L. Beebe	51,855	(*)
Carlos S. Bori	47,935(5)	(*)
Eric J. Guerin	2,794	(*)
Liam K. Griffin	142,186(5)	(*)
Reza Kasnavi	20,084	(*)
Christine King	20,979	(*)
Suzanne E. McBride	2,799	(*)
David P. McGlade	42,916	(*)
Robert A. Schriesheim	84,236	(*)
Kris Sennesael	100,365	(*)
Robert J. Terry	17,109(5)	(*)
Maryann Turcke	693	(*)
All current directors and executive officers as a group (14 persons)	558,919(5)	(*)
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

(2) The table does not reflect the number of shares of Company common stock to be issued pursuant to unvested restricted stock units (the “Unvested RSUs”) and earned, but unissued, performance share awards subject to time-based vesting only (the “Unvested PSAs”) that are not scheduled to vest within sixty (60) days of January 24, 2024, as follows: Mr. Batey—2,078 shares under Unvested RSUs; Mr. Beebe—2,078 shares under Unvested RSUs; Mr. Bori—38,028 shares under Unvested RSUs and 13,230 shares under Unvested PSAs; Mr. Guerin—2,524 shares under Unvested RSUs; Mr. Griffin—130,206 shares under Unvested RSUs and 43,988 shares under Unvested PSAs; Mr. Kasnavi—38,306 shares under Unvested RSUs and 13,230 shares under Unvested PSAs; Ms. King—2,078 shares under Unvested RSUs; Ms. McBride—2,527 shares under Unvested RSUs; Mr. McGlade— 2,078 shares under Unvested RSUs; Mr. Schriesheim—2,078 shares under Unvested RSUs; Mr. Sennesael—36,912 shares under Unvested RSUs and 12,520 shares under Unvested PSAs; Mr. Terry—31,558 shares under Unvested RSUs and 10,896 shares under Unvested PSAs; Ms. Turcke—3,462 shares under Unvested RSUs; current directors and executive officers as a group (14 persons)—313,901 shares under Unvested RSUs and 100,632 shares under Unvested PSAs.
(3) Consists of shares beneficially owned by The Vanguard Group, Inc. (“Vanguard”), which has sole voting power with respect to zero shares, shared voting power with respect to 228,432 shares, sole dispositive power with respect to 17,587,130 shares, and shared dispositive power with respect to 661,414 shares. With respect to the information relating to Vanguard, we have relied on information disclosed by Vanguard on a Schedule 13G/A filed with the SEC on February 9, 2023. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
(4) Consists of shares beneficially owned by BlackRock, Inc. (“BlackRock”), in its capacity as a parent holding company of various subsidiaries under Rule 13d1(b)(1)(ii)(G). In its capacity as a parent holding company or control person, BlackRock has sole voting power with respect to 13,506,111 shares and sole dispositive power with respect to 14,750,420 shares which are held by the following of its subsidiaries: BlackRock Life Limited, BlackRock International Limited, BlackRock Advisors, LLC, Aperio Group, LLC, BlackRock (Netherlands) B.V., BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock (Luxembourg) S.A., BlackRock Investment Management (Australia) Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock Asset Management North Asia Limited, BlackRock (Singapore) Limited, and BlackRock Fund Managers Ltd. With respect to the information relating to BlackRock and its affiliated entities, we have relied on information disclosed by BlackRock on a Schedule 13G filed with the SEC on January 24, 2024. The address of BlackRock is 50 Hudson Yards, New York, NY 10001.
(5) Includes shares held in the Company’s 401(k) Savings and Investment Plan as of January 24, 2024.

Equity Compensation Plan Information
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

The following table presents information about these plans as of September 29, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)(a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)(c)
Equity compensation plans approved by security holders	27,123(1)	71.50	10,296,058(2)
Equity compensation plans not approved by security holders	—	—	173,128(3)
TOTAL	27,123	71.50	10,469,186
________________________
(1)    Excludes 2,167,957 unvested shares under restricted stock and RSU awards and 1,192,371 unvested shares under PSAs, which number assumes achievement of performance goals under outstanding PSAs at target levels.
(2) Includes 857,399 shares available for future issuance under the 2002 Employee Stock Purchase Plan, 8,909,012 shares available for future issuance under the 2015 Long-Term Incentive Plan, and 529,647 shares available for future issuance under the 2008 Director Long-Term Incentive Plan. No further grants will be made under the 2005 Long-Term Incentive Plan.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation,” since October 1, 2022, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. Our Board of Directors has adopted a written related person transaction approval policy that sets forth the Company’s policies and procedures for the review, approval, or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be reviewed by the Company’s General Counsel and approved by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.

Director Independence: Each year, the Board of Directors reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable Nasdaq Rules and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers, and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which a member of the Company’s Board of Directors is a director or executive officer. After evaluating these factors, the Board of Directors has determined that eight of the nine members of the Board of Directors, namely, Alan S. Batey, Kevin L. Beebe, Eric J. Guerin, Christine King, Suzanne E. McBride, David P. McGlade, Robert A. Schriesheim, and Maryann Turcke, do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors and that each such director is an independent director of the Company within the meaning of applicable Nasdaq Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
KPMG LLP (Irvine, California, Auditor Firm ID: 185) provided audit services to the Company consisting of the annual audit of the Company’s 2023 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2023. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2023 ($)	% of Total (%)	Fiscal Year 2022 ($)	% of Total (%)
Audit Fees(1)	2,421,240	97.0	2,479,240	98.5
Audit-Related Fees(2)	43,974	1.7	-	-
Tax Fees(3)	32,000	1.3	38,838	1.5
Total Fees	2,497,214	100	2,518,078	100
________________________
(1) Audit fees consist of fees for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on Form 10-Q, statutory audits and related filings in various foreign locations, and audit procedures related to acquisition activity during fiscal years 2023 and 2022. Fiscal year 2023 and 2022 audit fees included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes-Oxley Act.
(2) Audit-related fees consist of fees relating to the Company’s real-time system implementation assessment of certain enterprise resource planning software.
(3) Tax fees consist of fees for tax compliance, tax advice, and tax planning services. Tax compliance services, which primarily relate to the review of our U.S. tax returns and certain trade and customs forms, accounted for $32,000 and $38,838 of the total tax fees for fiscal years 2023 and 2022, respectively.

In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, be preapproved by the Audit Committee. The Audit Committee preapproved all audit and non-audit services provided by KPMG LLP during fiscal year 2023 and fiscal year 2022.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)    The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number of the Original Filing

	Report of Independent Registered Public Accounting Firm	Page 38
	Consolidated Statements of Operations for the three years ended September 29, 2023	Page 40
	Consolidated Statements of Comprehensive Income for the three years ended September 29, 2023	Page 41
	Consolidated Balance Sheets at September 29, 2023 and September 30, 2022	Page 42
	Consolidated Statements of Cash Flows for the three years ended September 29, 2023	Page 43
	Consolidated Statements of Stockholders’ Equity for the three years ended September 29, 2023	Page 44
	Notes to Consolidated Financial Statements	Pages 45 through 63

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:
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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1^	Asset Purchase Agreement, dated as of April 22, 2021, by and between Skyworks Solutions, Inc., and Silicon Laboratories Inc.	8-K	001-05560	2.1	4/22/2021
3.1	Restated Certificate of Incorporation	10-Q	001-05560	3.1	8/8/2023
3.2	Fourth Amended and Restated By-laws	8-K	001-05560	3.1	5/12/2023
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
4.2	Description of Capital Stock	10-K	001-05560	4.2	11/14/2019
4.3	Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.1	5/26/2021
4.4	First Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.2	5/26/2021
4.5	Second Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.3	5/26/2021
4.6	Third Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.4	5/26/2021
10.1*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.1	7/24/2020
10.2*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.2	7/24/2020
10.3*	Skyworks Solutions, Inc. Amended and Restated 2005 Long-Term Incentive Plan	8-K	001-05560	10.1	5/13/2013
10.4*	Form of Nonstatutory Stock Option Agreement under the Company’s 2005 Long-Term Incentive Plan	10-Q	001-05560	10.B	1/31/2013
10.5*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/4/2022
10.6*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.7*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.8*	Skyworks Solutions, Inc. Amended and Restated 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	7/30/2021
10.9*	Form of Nonstatutory Stock Option Agreement under the Company’s 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	8/5/2015
10.10*	Form of Performance Share Agreement under the Company’s Amended and Restated 2015 Long-Term Incentive Plan	10-Q	001-05560	10.1	2/4/2022
10.11*	Form of Restricted Stock Unit Agreement under the Company’s Amended and Restated 2015 Long-Term Incentive Plan	10-Q	001-05560	10.2	2/4/2022
10.12*^	Fiscal Year 2023 Executive Incentive Plan	10-Q	001-05560	10.3	2/7/2023
10.13*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.2	5/4/2022

10.14*	Second Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Liam Griffin	10-Q	001-05560	10.1	8/8/2023
10.15*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Kris Sennesael	10-Q	001-05560	10.2	8/8/2023
10.16*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Robert J. Terry	10-Q	001-05560	10.3	8/8/2023
10.17*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Carlos S. Bori	10-Q	001-05560	10.4	8/8/2023
10.18*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Kari A. Durham	10-Q	001-05560	10.5	8/8/2023
10.19*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Reza Kasnavi	10-Q	001-05560	10.6	8/8/2023
10.20	Debt Commitment Letter, dated as of April 22, 2021, by and between Skyworks Solutions, Inc., and JPMorgan Chase Bank, N.A	8-K	001-05560	10.1	4/22/2021
10.21^	Term Credit Agreement, dated as of May 21, 2021, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-05560	10.1	5/26/2021
10.22^	First Amendment, dated as of March 6, 2023, among the Company, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, amending the Term Credit Agreement, dated as of May 21, 2021, by and among the Company, the lenders party thereto and the administrative agent	8-K	001-05560	10.1	3/10/2023
10.23^	Revolving Credit Agreement, dated as of May 21, 2021, among the Company, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-05560	10.2	5/26/2021
10.24^	First Amendment, dated as of March 6, 2023, among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, amending the Revolving Credit Agreement, dated as of May 21, 2021, by and among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and the administrative agent	8-K	001-05560	10.2	3/10/2023
21	Subsidiaries of the Company	10-K	001-05560	21	11/17/2023
23.1	Consent of KPMG LLP	10-K	001-05560	23.1	11/17/2023
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.1	11/17/2023
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.2	11/17/2023

31.3	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.1	11/17/2023
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.2	11/17/2023
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

Date: January 25, 2024

SKYWORKS SOLUTIONS, INC.
Registrant

By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)