Form 10-Q
period 2023-12-29
SKYWORKS SOLUTIONS, INC.
filed 2024-01-31
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2023
OR
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

As of January 24, 2024, the registrant had 160,225,891 shares of common stock, par value $0.25 per share, outstanding.
1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 29, 2023

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	December 29, 2023	December 30, 2022
Net revenue	$1,201.5	$1,329.3
Cost of goods sold	694.9	691.6
Gross profit	506.6	637.7
Operating expenses:
Research and development	153.1	163.9
Selling, general, and administrative	78.8	84.5
Amortization of intangibles	0.2	21.9
Restructuring, impairment, and other charges	16.2	0.4
Total operating expenses	248.3	270.7
Operating income	258.3	367.0
Interest expense	(10.0)	(16.9)
Other income, net	3.4	0.6
Income before income taxes	251.7	350.7
Provision for income taxes	20.4	41.3
Net income	$231.3	$309.4
Earnings per share:
Basic	$1.45	$1.94
Diluted	$1.44	$1.93
Weighted average shares:
Basic	159.9	159.8
Diluted	161.0	160.2
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	December 29, 2023	December 30, 2022
Net income	$231.3	$309.4
Other comprehensive income (loss), net of tax:
Fair value of investments	0.1	—
Pension adjustments	(0.2)	(0.8)
Comprehensive income	$231.2	$308.6
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	December 29, 2023	September 29, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,029.7	$718.8
Marketable securities	15.9	15.6
Receivables, net of allowances of $0.9 and $0.8, respectively	659.4	864.3
Inventory	926.8	1,119.7
Other current assets	454.8	461.1
Total current assets	3,086.6	3,179.5
Property, plant, and equipment, net	1,342.7	1,390.1
Operating lease right-of-use assets	204.2	205.4
Goodwill	2,176.7	2,176.7
Intangible assets, net	1,162.4	1,222.1
Deferred tax assets, net	193.6	192.3
Marketable securities	2.0	4.1
Other long-term assets	60.9	56.5
Total assets	$8,229.1	$8,426.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135.7	$159.2
Accrued compensation and benefits	95.2	94.3
Current portion of long-term debt	—	299.4
Other current liabilities	384.2	402.8
Total current liabilities	615.1	955.7
Long-term debt	993.2	992.9
Long-term tax liabilities	161.5	162.8
Long-term operating lease liabilities	191.4	188.7
Other long-term liabilities	40.7	43.9
Total liabilities	2,001.9	2,344.0
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 160.2 shares issued and outstanding at December 29, 2023, and 159.5 shares issued and outstanding at September 29, 2023	40.1	39.9
Additional paid-in capital	194.4	172.4
Retained earnings	5,998.4	5,876.0
Accumulated other comprehensive loss	(5.7)	(5.6)
Total stockholders’ equity	6,227.2	6,082.7
Total liabilities and stockholders’ equity	$8,229.1	$8,426.7
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	December 29, 2023	December 30, 2022
Cash flows from operating activities:
Net income	$231.3	$309.4
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	53.3	49.4
Depreciation	64.7	99.4
Amortization of intangible assets	48.1	72.0
Deferred income taxes	(2.6)	(29.9)
Asset impairment charges	16.1	—
Amortization of debt discount and issuance costs	1.9	0.7
Other, net	(4.4)	—
Changes in assets and liabilities:
Receivables, net	204.9	329.9
Inventory	192.2	(55.8)
Accounts payable	(18.7)	(87.8)
Other current and long-term assets and liabilities	(11.9)	86.1
Net cash provided by operating activities	774.9	773.4
Cash flows from investing activities:
Capital expenditures	(22.2)	(63.5)
Purchased intangibles	(7.6)	(7.8)
Purchases of marketable securities	(1.1)	(163.1)
Sales and maturities of marketable securities	3.2	11.3
Other	4.2	—
Net cash used in investing activities	(23.5)	(223.1)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(32.7)	(31.9)
Repurchase of common stock - stock repurchase program	—	(166.2)
Dividends paid	(108.9)	(99.4)
Net proceeds from exercise of stock options	1.1	1.1
Payments of debt	(300.0)	—
Net cash used in financing activities	(440.5)	(296.4)
Net increase in cash and cash equivalents	310.9	253.9
Cash and cash equivalents at beginning of period	718.8	566.0
Cash and cash equivalents at end of period	$1,029.7	$819.9
Supplemental cash flow disclosures:
Income taxes paid	$5.1	$3.0
Interest paid	$15.0	$23.3
Incentives paid in common stock	$1.2	$19.2
Non-cash investing in capital expenditures, accrued but not paid	$7.4	$37.2
Operating lease assets obtained in exchange for new lease liabilities	$4.9	$0.5
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Shares of treasury stock	Value of treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 29, 2023	159.5	$39.9	—	$—	$172.4	$5,876.0	$(5.6)	$6,082.7
Net income	—	—	—	—	—	231.3	—	231.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	0.4	(32.7)	2.1	—	—	(30.4)
Share-based compensation expense	—	—	—	—	52.6	—	—	52.6
Repurchase and retirement of common stock	—	—	(0.4)	32.7	(32.7)	—	—	—
Dividends declared	—	—	—	—	—	(108.9)	—	(108.9)
Other comprehensive income	—	—	—	—	—	—	(0.1)	(0.1)
Balance at December 29, 2023	160.2	$40.1	—	$—	$194.4	$5,998.4	$(5.7)	$6,227.2

Balance at September 30, 2022	160.2	$40.0	—	$—	$11.9	$5,421.9	$(4.8)	$5,469.0
Net income	—	—	—	—	—	309.4	—	309.4
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	0.3	(31.9)	20.0	—	—	(11.7)
Share-based compensation expense	—	—	—	—	49.7	—	—	49.7
Repurchase and retirement of common stock	(1.8)	(0.5)	(0.3)	31.9	(77.7)	(120.0)	—	(166.3)
Dividends declared	—	—	—	—	—	(99.4)	—	(99.4)
Other comprehensive income	—	—	—	—	—	—	(0.8)	(0.8)
Balance at December 30, 2022	159.1	$39.7	—	$—	$3.9	$5,511.9	$(5.6)	$5,549.9
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2023, filed with the SEC on November 17, 2023, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 25, 2024 (“2023 10-K”). Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

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

The Company’s fiscal year ends on the Friday closest to September 30. The fiscal year ending on September 27, 2024 consists of 52 weeks (“fiscal 2024”). The fiscal year ended on September 29, 2023 consisted of 52 weeks (“fiscal 2023”). The three months ended December 29, 2023, and December 30, 2022, each consisted of 13 weeks.

Property, Plant, and Equipment
Property, plant, and equipment are carried at cost less accumulated depreciation, with significant renewals and betterments being capitalized and retired equipment written off in the respective periods. Maintenance and repairs are expensed as incurred.

Depreciation is calculated using the straight-line method over the estimated useful lives, which range from five to forty years for buildings and improvements and from five to ten years for machinery and equipment. Leasehold improvements are depreciated over the lesser of the economic life or the life of the associated lease.

During the three months ended December 29, 2023, the Company changed its accounting estimate for the expected useful lives of certain machinery and equipment. The Company evaluated its current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with its recent usage of older equipment, including considering the technological and physical obsolescence of such machinery and equipment. Based on its ability to re-use equipment across generations of process technologies and historical usage trends, the Company determined that the expected useful lives for certain machinery and equipment should be increased by up to two years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective for the first quarter of fiscal 2024 and resulted in a decrease in depreciation expense of $22.9 million for the three months ended December 29, 2023. This benefit increased income from operations by $2.6 million and decreased ending inventory by $20.3 million as of December 29, 2023. As a result of this change in accounting estimate, net income increased by $2.6 million and diluted earnings per share increased by $0.02 for the three months ended December 29, 2023.

Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure” (“ASU 2023-07”). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09,“Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on either a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.

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

Net revenue by geographic area is as follows (in millions):

	Three Months Ended
	December 29, 2023	December 30, 2022
United States	$969.2	$1,028.3
China	79.9	106.3
Taiwan	71.3	85.6
South Korea	45.6	35.8
Europe, Middle East, and Africa	27.1	54.1
Other Asia-Pacific	8.4	19.2
Total net revenue	$1,201.5	$1,329.3

Net revenue by sales channel is as follows (in millions):

	Three Months Ended
	December 29, 2023	December 30, 2022
Distributors	$1,062.9	$1,179.1
Direct customers	138.6	150.2
Total net revenue	$1,201.5	$1,329.3
The Company’s revenue from external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	December 29, 2023	September 29, 2023	December 29, 2023	September 29, 2023
U.S. Treasury and government securities	$15.7	$15.1	$2.0	$4.1
Corporate bonds and notes	0.2	—	—	—
Municipal bonds	—	0.5	—	—
Total marketable securities	$15.9	$15.6	$2.0	$4.1
Neither gross unrealized gains and losses nor realized gains and losses were material as of December 29, 2023, or September 29, 2023.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of
	December 29, 2023				September 29, 2023
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$1,029.7	$1,029.6	$0.1	$—	$718.8	$718.5	$0.3	$—
U.S. Treasury and government securities	17.7	0.4	17.3	—	19.2	—	19.2	—
Corporate bonds and notes	0.2	—	0.2	—	—	—	—	—
Municipal bonds	—	—	—	—	0.5	—	0.5	—
Total assets at fair value	$1,047.6	$1,030.0	$17.6	$—	$738.5	$718.5	$20.0	$—
(1) Cash equivalents included in Levels 1 and 2 consist of money market funds and corporate bonds and notes, commercial paper, and agency securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. During the three months ended December 29, 2023, the Company abandoned a previously capitalized in-process research and development (“IPR&D”) project and recorded an impairment charge of $16.1 million. There were no indicators of impairment identified during the three months ended December 30, 2022.

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets.

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	December 29, 2023		September 29, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.80% Senior Notes due 2026	497.9	462.3	497.7	444.5
3.00% Senior Notes due 2031	495.3	430.7	495.2	390.4
Total debt under Senior Notes	$993.2	$893.0	$992.9	$834.9

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	December 29, 2023	September 29, 2023
Raw materials	$44.7	$57.2
Work-in-process	691.0	746.8
Finished goods	191.1	315.7
Total inventory	$926.8	$1,119.7

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	December 29, 2023	September 29, 2023
Land and improvements	$11.8	$11.8
Buildings and improvements	592.1	588.2
Furniture and fixtures	76.1	74.8
Machinery and equipment	3,413.3	3,389.3
Construction in progress	78.5	107.6
Total property, plant, and equipment, gross	4,171.8	4,171.7
Accumulated depreciation	(2,829.1)	(2,781.6)
Total property, plant, and equipment, net	$1,342.7	$1,390.1

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three months ended December 29, 2023.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three months ended December 29, 2023.

Intangible assets consist of the following (in millions):

		As of
	Weighted Average Amortization Period (Years)	December 29, 2023			September 29, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and other	6.1	$1,290.4	$(421.3)	$869.1	$1,290.4	$(379.4)	$911.0
Technology licenses	3.0	80.4	(42.2)	38.2	75.8	(36.0)	39.8
In-process research and development		255.1	—	255.1	271.3	—	271.3
Total intangible assets		$1,625.9	$(463.5)	$1,162.4	$1,792.1	$(570.0)	$1,222.1
Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. Amortization expense related to definite-lived intangible assets was $48.1 million and $72.0 million for the three months ended December 29, 2023 and December 30, 2022, respectively.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2024	2025	2026	2027	2028	Thereafter
Amortization expense	$131.7	$156.6	$128.7	$113.5	$90.3	$286.5

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended
	December 29, 2023	December 30, 2022
United States income taxes	$12.1	$26.4
Foreign income taxes	8.3	14.9
Provision for income taxes	$20.4	$41.3
Effective tax rate	8.1%	11.8%
The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three months ended December 29, 2023 and December 30, 2022 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and tax expense related to share-based compensation shortfalls.
In August 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion. The Company is subject to the provisions of CAMT in fiscal 2024. CAMT had no impact to the Company’s consolidated financial statements for the three months ended December 29, 2023.

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

Purchase Commitments
The Company purchases materials primarily pursuant to individual purchase orders, some of which have underlying master purchase agreements. Some of these purchase commitments are cancellable, and some are non-cancelable, depending on the terms with each individual supplier. In the event of cancellation, the Company may be required to pay costs incurred through the date of cancellation or other fees. When cancellation would result in incurring costs or other fees, the Company has historically sought to negotiate amended terms to the original agreements and orders to limit its exposure. As such, the Company believes that purchase commitments as of any particular date may not be a reliable indicator of future commitments.
The Company maintains certain minimum purchase commitments under long-term capacity reservation agreements primarily with foundries for the purchase of wafers. Under these agreements, the Company has agreed to pay refundable deposits to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements. As of December 29, 2023, the remaining deposits under the long-term capacity reservation agreements were $43.0 million and $16.0 million recorded within other current assets and other long-term assets, respectively.

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

During the three months ended December 29, 2023, the Company did not repurchase any shares of its common stock pursuant to the January 31, 2023 stock repurchase program. As of December 29, 2023, $2.0 billion remained available under the January 31, 2023 stock repurchase program.

During the three months ended December 30, 2022, the Company paid $166.2 million (including commissions) in connection with the repurchase of 1.8 million shares of its common stock (paying an average price of $90.57 per share), all of which shares were repurchased pursuant to the January 26, 2021 stock repurchase program.

Dividends
On January 30, 2024, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.68 per share. This dividend is payable on March 12, 2024, to the Company’s stockholders of record as of the close of business on February 20, 2024.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	Fiscal Years Ended
	September 27, 2024		September 29, 2023
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.68	$108.9	$0.62	$99.4

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Consolidated Statements of Operations (in millions):

	Three Months Ended
	December 29, 2023	December 30, 2022
Cost of goods sold	$8.8	$2.6
Research and development	25.4	27.9
Selling, general, and administrative	19.1	18.9
Total share-based compensation	$53.3	$49.4

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended
	December 29, 2023	December 30, 2022
Net income	$231.3	$309.4

Weighted average shares outstanding – basic	159.9	159.8
Dilutive effect of equity-based awards	1.1	0.4
Weighted average shares outstanding – diluted	161.0	160.2

Net income per share – basic	$1.45	$1.94
Net income per share – diluted	$1.44	$1.93

Anti-dilutive common stock equivalents	—	1.0
Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three months ended December 29, 2023, and December 30, 2022, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.     SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	December 29, 2023	September 29, 2023
Prepaid expenses	$288.4	$306.0
Other	166.4	155.1
Total other current assets	$454.8	$461.1

Other current liabilities consist of the following (in millions):

	As of
	December 29, 2023	September 29, 2023
Accrued customer liabilities	$240.6	$270.9
Accrued taxes	68.2	58.8
Short-term operating lease liabilities	27.0	28.3
Other	48.4	44.8
Total other current liabilities	$384.2	$402.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Any statements that are not statements of historical fact should be considered to be forward-looking statements. Words such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” targets,” “will,” “would,” and similar expressions or variations or negatives of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the possible impacts of geopolitical conflicts, inflation, recession, and the COVID-19 pandemic, as well as the development of new products, enhancements of technologies, sales levels, expense levels, the benefits of acquisitions we have made or may make in the future, and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management as of the date the statement is first made, such statements can only be based on facts and factors then known and understood by us. Consequently, forward-looking statements involve inherent risks and uncertainties, and actual financial results and outcomes may differ materially and adversely from the results and outcomes discussed in, or anticipated by, the forward-looking statements. A number of important factors could cause actual financial results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in the 2023 10-K, under the heading “Risk Factors” and in the other documents filed by us with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of the initial filing of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

In this document, the words “we,” “our,” “ours,” “us,” and “the Company” refer only to Skyworks Solutions, Inc., and its subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

Three Months Ended December 29, 2023, and December 30, 2022
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended
	December 29, 2023	December 30, 2022
Net revenue	100.0%	100.0%
Cost of goods sold	57.8	52.0
Gross profit	42.2	48.0
Operating expenses:
Research and development	12.7	12.3
Selling, general, and administrative	6.6	6.4
Amortization of intangibles	—	1.6
Restructuring, impairment, and other charges	1.4	—
Total operating expenses	20.7	20.3
Operating income	21.5	27.6
Interest expense	0.8	1.3
Other income, net	0.3	—
Income before income taxes	20.9	26.4
Provision for income taxes	1.7	3.1
Net income	19.3%	23.3%

OVERVIEW

We, together with our consolidated subsidiaries, are empowering the wireless networking revolution. Our highly innovative analog and mixed-signal semiconductors are connecting people, places, and things spanning a number of new and previously unimagined applications within the aerospace, automotive, broadband, cellular infrastructure, connected home, defense, entertainment and gaming, industrial, medical, smartphone, tablet, and wearable markets.

General
During the three months ended December 29, 2023, the following key factors contributed to our overall results of operations, financial position, and cash flows:

•Net revenue decreased to $1,201.5 million for the three months ended December 29, 2023, as compared to $1,329.3 million for the corresponding period in fiscal 2023, driven primarily by a decrease in demand for our non-mobile analog and mixed-signal products, partially offset by an increase in demand for our mobile products from smartphone customers in the Android ecosystem.

•Our ending cash, cash equivalents, and marketable securities balance increased to $1,047.6 million. The increase in cash, cash equivalents, and marketable securities during the three months ended December 29, 2023, was primarily due to cash generated from operations of $774.9 million, partially offset by repayments of debt of $300.0 million, dividend payments of $108.9 million, and capital expenditures of $22.2 million.

Net Revenue

	Three Months Ended
	December 29, 2023	Change	December 30, 2022
(dollars in millions)
Net revenue	$1,201.5	(9.6)%	$1,329.3
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

The decrease in net revenue for the three months ended December 29, 2023, as compared with the corresponding period in fiscal 2023, was driven primarily by a decrease in demand for our non-mobile analog and mixed-signal products, partially offset by an increase in demand for our mobile products from smartphone customers in the Android ecosystem.

Gross Profit

	Three Months Ended
	December 29, 2023	Change	December 30, 2022
(dollars in millions)
Gross profit	$506.6	(20.6)%	$637.7
% of net revenue	42.2%		48.0%
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

The decrease in gross profit for the three months ended December 29, 2023, as compared with the corresponding period in fiscal 2023, was primarily the result of an unfavorable product mix, lower unit volumes, and lower average selling prices.

Research and Development

	Three Months Ended
	December 29, 2023	Change	December 30, 2022
(dollars in millions)
Research and development	$153.1	(6.6)%	$163.9
% of net revenue	12.7%		12.3%
Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation, and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The decrease in research and development expenses for the three months ended December 29, 2023, as compared with the corresponding period in fiscal 2023, was primarily related to a decrease in headcount-related expenses, including share-based compensation.

Selling, General, and Administrative

	Three Months Ended
	December 29, 2023	Change	December 30, 2022
(dollars in millions)
Selling, general, and administrative	$78.8	(6.7)%	$84.5
% of net revenue	6.6%		6.4%
Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The decrease in selling, general, and administrative expenses for the three months ended December 29, 2023, as compared with the corresponding period in fiscal 2023, was primarily related to a decrease in professional services costs.

Amortization of Intangibles

	Three Months Ended
	December 29, 2023	Change	December 30, 2022
(dollars in millions)
Amortization of intangibles	$0.2	(99.1)%	$21.9
% of net revenue	—%		1.6%
The decrease in amortization expense for the three months ended December 29, 2023, as compared with the corresponding period in fiscal 2023, was primarily due to certain intangible assets that were acquired in prior fiscal years reaching the end of their useful lives.

Restructuring, Impairment, and Other Charges

	Three Months Ended
	December 29, 2023	Change	December 30, 2022
(dollars in millions)
Restructuring, impairment, and other charges	$16.2	3,950.0%	$0.4
% of net revenue	1.4%		—%
The increase in restructuring, impairment, and other charges for the three months ended December 29, 2023, as compared with the corresponding period in fiscal 2023, was primarily due to the abandonment of a previously capitalized IPR&D project.

Interest Expense

	Three Months Ended
	December 29, 2023	Change	December 30, 2022
(dollars in millions)
Interest expense	$10.0	(40.8)%	$16.9
% of net revenue	0.8%		1.3%
The decrease in interest expense for the three months ended December 29, 2023, as compared with the corresponding period in fiscal 2023, was due to the repayment of the outstanding balance on the Term Loans (as defined below).

Provision for Income Taxes

	Three Months Ended
	December 29, 2023	Change	December 30, 2022
(dollars in millions)
Provision for income taxes	$20.4	(50.6)%	$41.3
% of net revenue	1.7%		3.1%
We recorded a provision for income taxes of $20.4 million (which consisted of $12.1 million and $8.3 million related to United States and foreign income taxes, respectively) for the three months ended December 29, 2023.

The decrease in income tax expense for the three months ended December 29, 2023, as compared with the corresponding period in fiscal 2023, was primarily due to lower income from operations and a lower tax on GILTI, partially offset by an increase in the shortfall in tax deductions for share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in millions)	December 29, 2023	December 30, 2022
Cash and cash equivalents at beginning of period	$718.8	$566.0
Net cash provided by operating activities	774.9	773.4
Net cash used in investing activities	(23.5)	(223.1)
Net cash used in financing activities	(440.5)	(296.4)
Cash and cash equivalents at end of period	$1,029.7	$819.9

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $1.5 million increase in cash provided by operating activities during the three months ended December 29, 2023, as compared with the corresponding period in fiscal 2023, was primarily related to favorable changes in working capital of $94.1 million, due primarily to a decrease in inventory, partially offset by lower net income.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures and cash paid to purchase marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $199.6 million decrease in cash used in investing activities during the three months ended December 29, 2023, as compared with the corresponding period in fiscal 2023, was primarily related to a decrease of $162.0 million in purchases of marketable securities and a decrease of $41.3 million in cash used for capital expenditures, partially offset by a decrease of $8.1 million in sales of marketable securities.

Cash used in financing activities:
Cash used in financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $144.1 million increase in cash used in financing activities during the three months ended December 29, 2023, as compared with the corresponding period in fiscal 2023, was primarily related to an increase of $300.0 million for the repayment of debt, an increase of $9.5 million in dividend payments, partially offset by a decrease of $166.2 million in stock repurchase activity.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $1,047.6 million as of December 29, 2023, representing an increase of $309.1 million from September 29, 2023.

We have outstanding $500.0 million of Notes Due 2026 and $500.0 million of Notes Due 2031 (the “Notes”). During the three months ended December 29, 2023, we repaid $300.0 million of outstanding borrowings under the term loans ( the “Term Loans”) that the Company borrowed on July 26, 2021 under a $1.0 billion term loan facility (the “Term Loan Facility”). As of December 29, 2023, there were no borrowings outstanding under the Term Loan Facility. We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of December 29, 2023, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026.

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

Our invested cash balances primarily consist of highly liquid marketable securities that are available to meet near-term cash requirements including: money market funds, U.S. Treasury and government securities, and corporate bonds and notes.

Our contractual obligations disclosure in the 2023 10-K has not materially changed since we filed that report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our investment portfolio. Our investment portfolio consists of cash and cash equivalents (money market funds and marketable securities purchased with less than ninety days until maturity) that total approximately $1,029.7 million, and marketable securities (U.S. Treasury and government securities and corporate bonds and notes) that total approximately $15.9 million and $2.0 million within short-term and long-term marketable securities, respectively, as of December 29, 2023.

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

Based on our results of operations for the three months ended December 29, 2023, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

For the three months ended December 29, 2023, we had no outstanding foreign currency forward or options contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 29, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 9 of the Notes to Consolidated Financial Statements for a detailed discussion.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2023 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended December 29, 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
09/30/23 - 10/27/23	3,760	(2)	$94.60	—	$2.0 billion
10/28/23 - 11/27/23	363,044	(2)	$89.07	—	$2.0 billion
11/28/23 - 12/29/23	50	(2)	$94.04	—	$2.0 billion
Total	366,854			—
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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and officers during the quarter covered by this report that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”):

Name and Title	Date of Adoption	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Philip Carter, Vice President and Corporate Controller	December 14, 2023	Until December 1, 2024, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 1,478 shares

None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1*^	Fiscal Year 2024 Executive Inventive Plan					X

10.2*	Form of Performance Share Agreement under the Company’s Amended and Restated 2015 Long-Term Incentive Plan					X

10.3*	Form of Nonstatutory Stock Option Agreement under the Company’s Amended and Restated 2015 Long-Term Incentive Plan					X

10.4*	Form of Restricted Stock Unit Agreement under the Company’s Amended and Restated 2015 Long-Term Incentive Plan					X

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

SKYWORKS SOLUTIONS, INC.

Date:	January 30, 2024	By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Philip Carter
Philip Carter
Vice President and Corporate Controller
(Principal Accounting Officer)