Form 10-Q
period 2024-06-28
SKYWORKS SOLUTIONS, INC.
filed 2024-07-31
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
OR
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

As of July 25, 2024, the registrant had 159,716,371 shares of common stock, par value $0.25 per share, outstanding.
1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2024

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net revenue	$905.5	$1,071.2	$3,153.0	$3,553.6
Cost of goods sold	541.4	607.1	1,862.0	1,924.4
Gross profit	364.1	464.1	1,291.0	1,629.2
Operating expenses:
Research and development	160.7	148.0	468.1	460.0
Selling, general, and administrative	71.2	77.2	226.7	240.7
Amortization of intangibles	0.2	3.8	0.7	29.5
Restructuring, impairment, and other charges	1.6	4.4	17.5	28.0
Total operating expenses	233.7	233.4	713.0	758.2
Operating income	130.4	230.7	578.0	871.0
Interest expense	(6.6)	(16.2)	(23.8)	(52.0)
Other income, net	9.6	7.6	23.8	13.6
Income before income taxes	133.4	222.1	578.0	832.6
Provision for income taxes	12.5	26.3	42.5	94.6
Net income	$120.9	$195.8	$535.5	$738.0
Earnings per share:
Basic	$0.75	$1.23	$3.34	$4.63
Diluted	$0.75	$1.22	$3.32	$4.61
Weighted average shares:
Basic	160.4	159.2	160.2	159.4
Diluted	161.4	160.0	161.4	160.0
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income	$120.9	$195.8	$535.5	$738.0
Other comprehensive income (loss), net of tax:
Pension adjustments	—	—	(0.1)	(0.8)
Comprehensive income	$120.9	$195.8	$535.4	$737.2
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	June 28, 2024	September 29, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,263.4	$718.8
Marketable securities	5.6	15.6
Receivables, net of allowances of $0.9 and $0.8, respectively	607.4	864.3
Inventory	822.8	1,119.7
Other current assets	539.9	461.1
Total current assets	3,239.1	3,179.5
Property, plant, and equipment, net	1,265.3	1,390.1
Operating lease right-of-use assets	197.0	205.4
Goodwill	2,176.7	2,176.7
Intangible assets, net	1,075.6	1,222.1
Deferred tax assets, net	192.9	192.3
Marketable securities	14.9	4.1
Other long-term assets	74.9	56.5
Total assets	$8,236.4	$8,426.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160.9	$159.2
Accrued compensation and benefits	115.9	94.3
Current portion of long-term debt	—	299.4
Other current liabilities	286.1	402.8
Total current liabilities	562.9	955.7
Long-term debt	994.0	992.9
Long-term tax liabilities	119.9	162.8
Long-term operating lease liabilities	187.1	188.7
Other long-term liabilities	36.1	43.9
Total liabilities	1,900.0	2,344.0
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 159.7 shares issued and outstanding at June 28, 2024, and 159.5 shares issued and outstanding at September 29, 2023	39.9	39.9
Additional paid-in capital	217.8	172.4
Retained earnings	6,084.4	5,876.0
Accumulated other comprehensive loss	(5.7)	(5.6)
Total stockholders’ equity	6,336.4	6,082.7
Total liabilities and stockholders’ equity	$8,236.4	$8,426.7
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$535.5	$738.0
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	142.1	135.2
Depreciation	196.3	295.8
Amortization of intangible assets	139.6	174.7
Deferred income taxes	(2.2)	(86.3)
Asset impairment charges	16.8	17.0
Amortization of debt discount and issuance costs	2.0	2.9
Other, net	(6.6)	(2.2)
Changes in assets and liabilities:
Receivables, net	256.9	367.2
Inventory	291.5	(24.9)
Accounts payable	0.4	(98.3)
Other current and long-term assets and liabilities	(223.7)	(28.2)
Net cash provided by operating activities	1,348.6	1,490.9
Cash flows from investing activities:
Capital expenditures	(74.2)	(140.2)
Purchased intangibles	(20.2)	(18.8)
Purchases of marketable securities	(25.7)	(282.1)
Sales and maturities of marketable securities	25.3	289.0
Other	10.3	5.9
Net cash used in investing activities	(84.5)	(146.2)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(34.4)	(33.6)
Repurchase of common stock - stock repurchase program	(77.3)	(175.3)
Dividends paid	(327.1)	(296.7)
Net proceeds from exercise of stock options	1.1	1.0
Proceeds from employee stock purchase plan	18.2	15.5
Payments of debt	(300.0)	(700.0)
Net cash used in financing activities	(719.5)	(1,189.1)
Net increase in cash and cash equivalents	544.6	155.6
Cash and cash equivalents at beginning of period	718.8	566.0
Cash and cash equivalents at end of period	$1,263.4	$721.6
Supplemental cash flow disclosures:
Income taxes paid	$154.3	$177.8
Interest paid	$27.7	$48.9
Incentives paid in common stock	$1.2	$19.2
Non-cash investing in capital expenditures, accrued but not paid	$34.3	$20.9
Operating lease assets obtained in exchange for new lease liabilities	$14.5	$6.0
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Shares of common stock	Par value of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 29, 2023	159.5	$39.9	$172.4	$5,876.0	$(5.6)	$6,082.7
Net income	—	—	—	231.3	—	231.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	(30.6)	—	—	(30.4)
Share-based compensation expense	—	—	52.6	—	—	52.6
Dividends declared	—	—	—	(108.9)	—	(108.9)
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Balance at December 29, 2023	160.2	$40.1	$194.4	$5,998.4	$(5.7)	$6,227.2
Net income	—	$—	$—	$183.3	$—	$183.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.2	—	17.5	—	—	17.5
Share-based compensation expense	—	—	40.3	—	—	40.3
Dividends declared	—	—	—	(109.1)	—	(109.1)
Balance at March 29, 2024	160.4	$40.1	$252.2	$6,072.6	$(5.7)	$6,359.2
Net income	—	$—	$—	$120.9	$—	$120.9
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.1	—	(1.0)	—	—	(1.0)
Share-based compensation expense	—	—	43.8	—	—	43.8
Repurchase of common stock	(0.8)	(0.2)	(77.2)	—	—	(77.4)
Dividends declared	—	—	—	(109.1)	—	(109.1)
Balance at June 28, 2024	159.7	$39.9	$217.8	$6,084.4	$(5.7)	$6,336.4

Balance at September 30, 2022	160.2	$40.0	$11.9	$5,421.9	$(4.8)	$5,469.0
Net income	—	—	—	309.4	—	309.4
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	(11.9)	—	—	(11.7)
Share-based compensation expense	—	—	49.7	—	—	49.7
Repurchase of common stock	(1.8)	(0.5)	(45.8)	(120.0)	—	(166.3)
Dividends declared	—	—	—	(99.4)	—	(99.4)
Other comprehensive loss	—	—	—	—	(0.8)	(0.8)
Balance at December 30, 2022	159.1	$39.7	$3.9	$5,511.9	$(5.6)	$5,549.9
Net income	—	$—	$—	$232.8	$—	$232.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.2	—	14.9	—	—	14.9
Share-based compensation expense	—	—	43.0	—	—	43.0
Repurchase of common stock	(0.1)	—	(5.6)	(3.5)	—	(9.1)
Dividends declared	—	—	—	(98.6)	—	(98.6)
Balance at March 31, 2023	159.2	$39.7	$56.2	$5,642.6	$(5.6)	$5,732.9
Net income	—	$—	$—	$195.8	$—	$195.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	—	0.1	(1.0)	—	—	(0.9)
Share-based compensation expense	—	—	48.8	—	—	48.8
Dividends declared	—	—	—	(98.7)	—	(98.7)
Balance at June 30, 2023	159.2	$39.8	$104.0	$5,739.7	$(5.6)	$5,877.9
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

The Company’s fiscal year ends on the Friday closest to September 30. The fiscal year ending on September 27, 2024 consists of 52 weeks (“fiscal 2024”). The fiscal year ended on September 29, 2023 consisted of 52 weeks (“fiscal 2023”). The three and nine months ended June 28, 2024, and June 30, 2023, each consisted of 13 weeks and 39 weeks, respectively.

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

During the nine months ended June 28, 2024, the Company changed its accounting estimate for the expected useful lives of certain machinery and equipment. The Company evaluated its current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with its recent usage of older equipment, including considering the technological and physical obsolescence of such machinery and equipment. Based on its ability to re-use equipment across generations of process technologies and historical usage trends, the Company determined that the expected useful lives for certain machinery and equipment should be increased by up to two years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective during the first quarter of fiscal 2024 and resulted in a decrease in depreciation expense of $18.9 million and $56.6 million for the three and nine months ended June 28, 2024, respectively. This benefit decreased cost of goods sold by $8.9 million and $10.7 million and decreased research and development expenses by $2.4 million and $7.4 million for the three and nine months ended June 28, 2024, respectively, and decreased ending inventory by $38.5 million as of June 28, 2024. As a result of this change in accounting estimate, net income increased by $11.3 million and $18.1 million and diluted earnings per share increased by $0.07 and $0.11 for the three and nine months ended June 28, 2024, respectively.

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

Net revenue by geographic area is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
United States	$658.5	$793.9	$2,422.8	$2,668.8
China	75.9	81.6	232.7	277.0
Taiwan	80.7	81.2	226.1	252.0
South Korea	52.9	48.1	158.1	139.6
Europe, Middle East, and Africa	31.3	51.3	87.6	164.0
Other Asia-Pacific	6.2	15.1	25.7	52.2
Total net revenue	$905.5	$1,071.2	$3,153.0	$3,553.6

Net revenue by sales channel is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Distributors	$767.1	$937.0	$2,745.0	$3,183.1
Direct customers	138.4	134.2	408.0	370.5
Total net revenue	$905.5	$1,071.2	$3,153.0	$3,553.6

The Company’s revenue from external customers is generated principally from the sale of semiconductor products that facilitate various wireless communication applications. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	June 28, 2024	September 29, 2023	June 28, 2024	September 29, 2023
U.S. Treasury and government securities	$5.2	$15.1	$14.9	$4.1
Corporate bonds and notes	0.3	—	—	—
Municipal bonds	0.1	0.5	—	—
Total marketable securities	$5.6	$15.6	$14.9	$4.1

Neither gross unrealized gains and losses nor realized gains and losses were material as of June 28, 2024, or September 29, 2023.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of
	June 28, 2024				September 29, 2023
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$1,263.4	$1,263.0	$0.4	$—	$718.8	$718.5	$0.3	$—
U.S. Treasury and government securities	20.1	1.6	18.5	—	19.2	—	19.2	—
Corporate bonds and notes	0.3	—	0.3	—	—	—	—	—
Municipal bonds	0.1	—	0.1	—	0.5	—	0.5	—
Total assets at fair value	$1,283.9	$1,264.6	$19.3	$—	$738.5	$718.5	$20.0	$—
(1) Cash equivalents included in Levels 1 and 2 consist of money market funds, municipal bonds, and U.S. Treasury and government securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. During the three and nine months ended June 28, 2024, the Company recorded impairment charges of $0.7 million and $16.8 million, respectively. The impairment charges for the nine months ended June 28, 2024 primarily related to the abandonment of a previously capitalized in-process research and development (“IPR&D”) project. During the three months ended June 30, 2023, there were no indicators of impairment identified. During the nine months ended June 30, 2023, the Company recorded impairment charges of $17.0 million.

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets.

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	June 28, 2024		September 29, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.80% Senior Notes due 2026	$498.4	$465.1	$497.7	$444.5
3.00% Senior Notes due 2031	495.6	424.8	495.2	390.4
Total debt under Senior Notes	$994.0	$889.9	$992.9	$834.9

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	June 28, 2024	September 29, 2023
Raw materials	$29.6	$57.2
Work-in-process	607.2	746.8
Finished goods	186.0	315.7
Total inventory	$822.8	$1,119.7

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	June 28, 2024	September 29, 2023
Land and improvements	$11.9	$11.8
Buildings and improvements	603.3	588.2
Furniture and fixtures	79.1	74.8
Machinery and equipment	3,394.4	3,389.3
Construction in progress	57.2	107.6
Total property, plant, and equipment, gross	4,145.9	4,171.7
Accumulated depreciation	(2,880.6)	(2,781.6)
Total property, plant, and equipment, net	$1,265.3	$1,390.1

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and nine months ended June 28, 2024.

The Company tests its goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value of goodwill may be impaired. There were no indicators of impairment noted during the three and nine months ended June 28, 2024.

Intangible assets consist of the following (in millions):

		As of
	Weighted Average Amortization Period (Years)	June 28, 2024			September 29, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and other	6.3	$1,379.6	$(500.4)	$879.2	$1,290.4	$(379.4)	$911.0
Technology licenses	3.1	72.5	(42.1)	30.4	75.8	(36.0)	39.8
In-process research and development		166.0	—	166.0	271.3	—	271.3
Total intangible assets		$1,618.1	$(542.5)	$1,075.6	$1,637.5	$(415.4)	$1,222.1

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. During the three months ended June 28, 2024, $33.4 million of IPR&D assets were transferred to definite-lived intangible assets, and are being amortized over their useful lives of 12 years. During the nine months ended June 28, 2024, $89.1 million of IPR&D assets were transferred to definite-lived intangible assets, of which $33.4 million is being amortized over their useful lives of 12 years and $55.7 million is being amortized over their useful lives of 8 years. During the nine months ended June 30, 2023, $9.5 million of IPR&D assets were transferred to definite-lived intangible assets, and are being amortized over their useful lives of 12 years. Amortization expense related to definite-lived intangible assets was $46.0 million and $139.6 million for the three and nine months ended June 28, 2024, respectively. Amortization expense related to definite-lived intangible assets was $51.3 million and $174.7 million for the three and nine months ended June 30, 2023, respectively.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2024	2025	2026	2027	2028	Thereafter
Amortization expense	$46.5	$167.9	$140.0	$124.0	$100.1	$331.1

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
United States income taxes	$8.6	$17.5	$16.0	$60.0
Foreign income taxes	3.9	8.8	26.5	34.6
Provision for income taxes	$12.5	$26.3	$42.5	$94.6
Effective tax rate	9.4%	11.8%	7.4%	11.4%

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and nine months ended June 28, 2024 and June 30, 2023 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and tax expense related to share-based compensation shortfalls.

In August 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion. The Company is subject to the provisions of CAMT in fiscal 2024. CAMT had no impact to the Company’s consolidated financial statements for the three and nine months ended June 28, 2024.

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

The Company maintains certain minimum purchase commitments under long-term capacity reservation agreements primarily with foundries for the purchase of wafers. Under these agreements, the Company has agreed to pay a combination of refundable deposits and prepayments to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements. As of June 28, 2024, the deposits and prepayments under the long-term capacity reservation agreements were $141.7 million and $2.5 million, respectively, recorded within other current assets, and $1.4 million and $22.6 million, respectively, recorded within other long-term assets. As of September 29, 2023, the deposits and prepayments under the long-term capacity reservation agreements were $41.7 million and $1.3 million, respectively, recorded within other current assets and $16.0 million of prepayments recorded within other long-term assets.

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

During the three and nine months ended June 28, 2024, the Company paid $77.4 million (including commissions and excise tax, as applicable) in connection with the repurchase of 0.8 million shares of its common stock (paying an average price of $101.33 per share), all of which shares were repurchased pursuant to the January 31, 2023 stock repurchase program. As of June 28, 2024, $1.9 billion remained available under the January 31, 2023 stock repurchase program.

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

Dividends
On July 30, 2024, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.70 per share. This dividend is payable on September 10, 2024, to the Company’s stockholders of record as of the close of business on August 20, 2024.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	Fiscal Years Ended
	September 27, 2024		September 29, 2023
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.68	$108.9	$0.62	$99.4
Second quarter	0.68	109.1	0.62	98.6
Third quarter	0.68	109.1	0.62	98.7
Total dividends	$2.04	$327.1	$1.86	$296.7

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Consolidated Statements of Operations (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cost of goods sold	$5.7	$3.3	$26.1	$13.4
Research and development	21.8	24.4	67.1	69.7
Selling, general, and administrative	15.2	17.1	48.9	52.1
Total share-based compensation	$42.7	$44.8	$142.1	$135.2

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income	$120.9	$195.8	$535.5	$738.0

Weighted average shares outstanding – basic	160.4	159.2	160.2	159.4
Dilutive effect of equity-based awards	1.0	0.8	1.2	0.6
Weighted average shares outstanding – diluted	161.4	160.0	161.4	160.0

Net income per share – basic	$0.75	$1.23	$3.34	$4.63
Net income per share – diluted	$0.75	$1.22	$3.32	$4.61

Anti-dilutive common stock equivalents	0.3	0.7	—	0.5

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three and nine months ended June 28, 2024, and June 30, 2023, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.     SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	June 28, 2024	September 29, 2023
Prepaid expenses	$233.7	$306.0
Other	306.2	155.1
Total other current assets	$539.9	$461.1

Other current liabilities consist of the following (in millions):

	As of
	June 28, 2024	September 29, 2023
Accrued customer liabilities	$197.6	$270.9
Accrued taxes	36.3	58.8
Short-term operating lease liabilities	19.7	28.3
Other	32.5	44.8
Total other current liabilities	$286.1	$402.8

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

RESULTS OF OPERATIONS

Three and Nine Months Ended June 28, 2024, and June 30, 2023
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.8	56.7	59.1	54.2
Gross profit	40.2	43.3	40.9	45.8
Operating expenses:
Research and development	17.7	13.8	14.8	12.9
Selling, general, and administrative	7.9	7.2	7.2	6.8
Amortization of intangibles	—	0.4	—	0.8
Restructuring, impairment, and other charges	0.2	0.4	0.6	0.8
Total operating expenses	25.8	21.8	22.6	21.3
Operating income	14.4	21.5	18.3	24.4
Interest expense	0.7	1.5	0.8	1.5
Other income, net	1.1	0.7	0.8	0.4
Income before income taxes	14.8	20.7	18.3	23.4
Provision for income taxes	1.4	2.5	1.3	2.7
Net income	13.4%	18.3%	17.0%	20.8%

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

General
During the three months ended June 28, 2024, the following key factors contributed to our overall results of operations, financial position, and cash flows:

•Net revenue decreased to $905.5 million for the three months ended June 28, 2024, as compared to $1,071.2 million for the corresponding period in fiscal 2023, driven primarily by a decrease in demand for our mobile and mixed-signal products.

•Our ending cash, cash equivalents, and marketable securities balance increased to $1,283.9 million. The increase in cash, cash equivalents, and marketable securities during the three months ended June 28, 2024, was primarily due to cash generated from operations of $273.5 million, partially offset by dividend payments of $109.1 million, share repurchases of $77.4 million, and capital expenditures of $24.4 million.

Net Revenue

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 28, 2024	Change	June 30, 2023	June 28, 2024	Change	June 30, 2023
Net revenue	$905.5	(15.5)%	$1,071.2	$3,153.0	(11.3)%	$3,553.6

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

The decrease in net revenue for the three and nine months ended June 28, 2024, as compared with the corresponding periods in fiscal 2023, was driven primarily by a decrease in demand for our mobile and mixed-signal products.

Gross Profit

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 28, 2024	Change	June 30, 2023	June 28, 2024	Change	June 30, 2023
Gross profit	$364.1	(21.5)%	$464.1	$1,291.0	(20.8)%	$1,629.2
% of net revenue	40.2%		43.3%	40.9%		45.8%

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

The decrease in gross profit for the three and nine months ended June 28, 2024, as compared with the corresponding periods in fiscal 2023, was primarily the result of an unfavorable product mix, lower unit volumes, and lower average selling prices.

Research and Development

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 28, 2024	Change	June 30, 2023	June 28, 2024	Change	June 30, 2023
Research and development	$160.7	8.6%	$148.0	$468.1	1.8%	$460.0
% of net revenue	17.7%		13.8%	14.8%		12.9%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation, and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The increase in research and development expenses for the three and nine months ended June 28, 2024, as compared with the corresponding periods in fiscal 2023, was primarily related to an increase in certain headcount-related expenses as a result of our increased investment in developing new technologies and products, partially offset by a decrease in depreciation expense as a result of extending the useful lives of certain machinery and equipment. For information regarding this change in accounting estimate, refer to Note 1 of the Notes to Consolidated Financial Statements.

Selling, General, and Administrative

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 28, 2024	Change	June 30, 2023	June 28, 2024	Change	June 30, 2023
Selling, general, and administrative	$71.2	(7.8)%	$77.2	$226.7	(5.8)%	$240.7
% of net revenue	7.9%		7.2%	7.2%		6.8%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The decrease in selling, general, and administrative expenses for the three and nine months ended June 28, 2024, as compared with the corresponding periods in fiscal 2023, was primarily related to a gain on the sale of property, plant, and equipment, a decrease in professional services costs, and a decrease in share-based compensation.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 28, 2024	Change	June 30, 2023	June 28, 2024	Change	June 30, 2023
Amortization of intangibles	$0.2	(94.7)%	$3.8	$0.7	(97.6)%	$29.5
% of net revenue	—%		0.4%	—%		0.8%

The decrease in amortization expense for the three and nine months ended June 28, 2024, as compared with the corresponding periods in fiscal 2023, was primarily due to certain intangible assets that were acquired in prior fiscal years reaching the end of their useful lives.

Restructuring, Impairment, and Other Charges

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 28, 2024	Change	June 30, 2023	June 28, 2024	Change	June 30, 2023
Restructuring, impairment, and other charges	$1.6	(63.6)%	$4.4	$17.5	(37.5)%	$28.0
% of net revenue	0.2%		0.4%	0.6%		0.8%

Restructuring, impairment, and other charges for the three months ended June 28, 2024 was primarily due to employee severance costs. Restructuring, impairment, and other charges for the nine months ended June 28, 2024 was primarily related to the abandonment of a previously capitalized IPR&D project.

Restructuring, impairment, and other charges for the three months ended June 30, 2023 was primarily due to employee severance costs. Restructuring, impairment, and other charges for the nine months ended June 30, 2023 was primarily due to impairment charges on divested assets.

Interest Expense

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 28, 2024	Change	June 30, 2023	June 28, 2024	Change	June 30, 2023
Interest expense	$6.6	(59.3)%	$16.2	$23.8	(54.2)%	$52.0
% of net revenue	0.7%		1.5%	0.8%		1.5%

The decrease in interest expense for the three and nine months ended June 28, 2024, as compared with the corresponding periods in fiscal 2023, was due to the repayment of the outstanding balance on the Term Loans (as defined below).

Other Income, Net

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 28, 2024	Change	June 30, 2023	June 28, 2024	Change	June 30, 2023
Other income, net	$9.6	26.3%	$7.6	$23.8	75.0%	$13.6
% of net revenue	1.1%		0.7%	0.8%		0.4%

The increase in other income, net for the three and nine months ended June 28, 2024, as compared with the corresponding periods in fiscal 2023, was primarily due to an increase in interest income generated from marketable securities.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 28, 2024	Change	June 30, 2023	June 28, 2024	Change	June 30, 2023
Provision for income taxes	$12.5	(52.5)%	$26.3	$42.5	(55.1)%	$94.6
% of net revenue	1.4%		2.5%	1.3%		2.7%

We recorded a provision for income taxes of $12.5 million (which consisted of $8.6 million and $3.9 million related to United States and foreign income taxes, respectively) and $42.5 million (which consisted of $16.0 million and $26.5 million related to United States and foreign income taxes, respectively) for the three and nine months ended June 28, 2024, respectively.

The decrease in income tax expense for the three and nine months ended June 28, 2024, as compared with the corresponding periods in fiscal 2023, was primarily due to lower income from operations and a lower tax on GILTI, partially offset by an increase in the shortfall in tax deductions for share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in millions)	June 28, 2024	June 30, 2023
Cash and cash equivalents at beginning of period	$718.8	$566.0
Net cash provided by operating activities	1,348.6	1,490.9
Net cash used in investing activities	(84.5)	(146.2)
Net cash used in financing activities	(719.5)	(1,189.1)
Cash and cash equivalents at end of period	$1,263.4	$721.6

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $142.3 million decrease in cash provided by operating activities during the nine months ended June 28, 2024, as compared with the corresponding period in fiscal 2023, was primarily related to lower net income, partially offset by favorable changes in working capital of $109.3 million, due primarily to a decrease in inventory.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures, cash paid to acquire intangible assets, and cash paid to purchase marketable securities, offset by cash received related to the sale or maturity of marketable securities. The $61.7 million decrease in cash used in investing activities during the nine months ended June 28, 2024, as compared with the corresponding period in fiscal 2023, was primarily related to a decrease of $256.4 million in purchases of marketable securities and a decrease of $66.0 million in cash used for capital expenditures, partially offset by a decrease of $263.7 million in sales of marketable securities.

Cash used in financing activities:
Cash used in financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $469.6 million decrease in cash used in financing activities during the nine months ended June 28, 2024, as compared with the corresponding period in fiscal 2023, was primarily related to a decrease of $400.0 million for the repayment of debt, a decrease of $98.0 million in stock repurchase activity, partially offset by an increase of $30.4 million in dividend payments.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $1,283.9 million as of June 28, 2024, representing an increase of $545.4 million from September 29, 2023.

We have outstanding $500.0 million of Notes Due 2026 and $500.0 million of Notes Due 2031 (the “Notes”). During the nine months ended June 28, 2024, we repaid $300.0 million of outstanding borrowings under the term loans (the “Term Loans”) that the Company borrowed on July 26, 2021 under a $1.0 billion term loan facility (the “Term Loan Facility”). As of June 28, 2024, there were no borrowings outstanding under the Term Loan Facility. We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of June 28, 2024, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026.

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

Our invested cash balances primarily consist of highly liquid marketable securities that are available to meet near-term cash requirements including: money market funds, U.S. Treasury and government securities, corporate bonds and notes, and municipal bonds.

Our contractual obligations disclosure in the 2023 10-K has not materially changed since we filed that report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our investment portfolio. Our investment portfolio consists of cash and cash equivalents (money market funds, municipal bonds, and U.S. Treasury and government securities purchased with less than ninety days until maturity) that total approximately $1,263.4 million, and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, and municipal bonds) that total approximately $5.6 million and $14.9 million within short-term and long-term marketable securities, respectively, as of June 28, 2024.

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

Based on our results of operations for the three and nine months ended June 28, 2024, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three and nine months ended June 28, 2024 and June 30, 2023, we had not entered into any outstanding foreign currency forward or options contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of June 28, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2024, we completed the implementation of our new enterprise resource planning (“ERP”) system and have modified certain existing internal control processes and procedures related to the new system. These changes did not materially affect our internal control over financial reporting. As we implement new functionality under this ERP system, we will continue to assess the impact on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended June 28, 2024:

Period	Total Number of Shares Purchased		Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
03/30/24 - 04/26/24	755	(3)	$105.48	—	$2.0 billion
04/27/24 - 05/24/24	9,425	(3)	$94.39	—	$2.0 billion
05/25/24 - 06/28/24	763,767		$101.33	763,767	$1.9 billion
Total	773,947			763,767
(1) The stock repurchase program approved by the Board of Directors on January 31, 2023 authorized the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements, and expires on February 1, 2025.
(2) The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the repurchase program, as applicable, and is included in the cost of shares repurchased in the Consolidated Statement of Stockholders’ Equity and the calculation of the average price paid per share.
(3) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements.

ITEM 5. OTHER INFORMATION.

Director and Officer Trading Arrangements
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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and officers during the quarter covered by this report that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”):

Name and Title	Date of Adoption	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Robert Terry, Senior Vice President and General Counsel	May 7, 2024	Until May 1, 2025, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 14,457 shares
Reza Kasnavi, Senior Vice President, Technology and Manufacturing	May 15, 2024	Until May 1, 2025, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 16,843 shares
Carlos Bori, Senior Vice President, Sales and Marketing	June 10, 2024	Until February 14, 2025, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 19,498 shares

None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1*	Skyworks Solutions, Inc. Second Amended and Restated 2015 Long-Term Incentive Plan					X

10.2*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended					X

10.3*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended					X

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

SKYWORKS SOLUTIONS, INC.

Date:	July 30, 2024	By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Philip Carter
Philip Carter
Vice President and Corporate Controller
(Principal Accounting Officer)