Form 10-K
period 2024-09-27
SKYWORKS SOLUTIONS, INC.
filed 2024-11-15
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on March 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $17.3 billion. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 7, 2024, was 159,920,649.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2025 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED SEPTEMBER 27, 2024

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the “safe harbor” created by those sections. Any statements that are not statements of historical fact should be considered to be forward-looking statements. Words such as “anticipates”, “believes”, “continue”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “seek”, “should”, “targets”, “will”, “would”, and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K. Additionally, forward-looking statements include, but are not limited to:

•    our plans to develop and market new products, enhancements, or technologies and the timing of these development and marketing plans;
•    our estimates of our future financial performance, including expenses, revenues, and profitability;
•    our estimates of demand trends, market opportunities, and our market positioning, including the size of the markets for our products and services;
•    our expectations related to the rate and degree of market acceptance of our products and our customers’ products;
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

PART l

ITEM 1. BUSINESS.

Skyworks Solutions, Inc., together with its consolidated subsidiaries (“Skyworks” or the “Company”), is a leading developer, manufacturer and provider of analog and mixed-signal semiconductor products and solutions for numerous applications, including aerospace, automotive, broadband, cellular infrastructure, connected home, defense, entertainment and gaming, industrial, medical, smartphone, tablet, and wearables.

Over the past two decades, Skyworks has made important investments to address key network technologies, from cellular to advanced Wi-Fi®, enhanced GPS, and Bluetooth®, among others. Capitalizing on both organic growth and strategic acquisitions, we are targeting high-growth verticals, while at the same time, seeking to diversify our revenue and customer set.

Targeted investments in next-generation technology and solutions, technical talent, and fabrication capabilities have created the opportunity to expand into high-growth market segments, including electric and hybrid vehicles, industrial and motor control, power supply, 5G wireless infrastructure, optical data communication, data center, automotive, smart home, and several other applications.

Our key customers include Amazon, Apple Inc. (“Apple”), Arcadyan, Arris, Bose, Ciena, Cisco, Ericsson, Fibocom, Garmin, Gemalto (a Thales company), General Electric, Google, Honeywell, Itron, Lenovo, LG Electronics, Microsoft, Motorola, NETGEAR, Nokia, Northrop Grumman, OPPO, Rockwell Collins, Sagemcom, Samsung, Schneider Electric, Sierra Wireless, Sonos, Sony, Technicolor, Telit, Tesla, TP-Link, VIVO, and Xiaomi. Our competitors include Analog Devices, Broadcom, Cirrus Logic, Murata Manufacturing, NXP Semiconductors, Qorvo, Qualcomm, and Texas Instruments.

We operate worldwide with engineering, manufacturing, sales, and service facilities throughout Asia, Europe, and North America. Our Internet address is www.skyworksinc.com. We make available free of charge on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our website is not incorporated by reference in this Annual Report on Form 10-K and the inclusion of our website address in this report is an inactive textual reference only. Our SEC filings are also available to the public at www.sec.gov.

Industry Background
Wireless connectivity is expanding on a global basis. A widening range of use cases is driving the high demand for wireless data across a broad array of applications. The advancement of 5G adoption, IoT, connectivity for everyone, automotive electrification and safety, as well as augmented reality and virtual reality technology, all demand faster speeds, increased bandwidth and capacity, significantly lower latency, and more reliable and secure wireless connectivity.

The speed and ultra-low latency characteristics inherent in 5G technology are dramatically altering wireless connectivity, creating a market for diverse and transformative applications, and changing how individuals live, work, play, and learn. Most of the world’s largest economies have implemented commercial 5G networks, and the world’s leading smartphone manufacturers have launched multiple generations of 5G-enabled devices.

We expect to see a continued expansion in data consumption, dependent on seamless and reliable wireless connectivity. A few statistics illustrate this point. According to the 2024 Ericsson Mobility Report, global mobile data for 5G is estimated to triple in the next three years, driven by new users, innovative services, and the convergence of artificial intelligence (“AI”) and 5G technology, and by 2029, it is estimated that approximately 39 billion connections will be related to the IoT, including connected cars, machines, meters, sensors, point-of-sale terminals, consumer electronics and wearables. Connected cars are forecasted by McKinsey to make up 95% of new vehicles sold globally by 2030.

Skyworks helps facilitate these opportunities with highly customized solutions that support a broad set of wireless systems and protocols including cellular (such as 5G), Wi-Fi®, GPS, Bluetooth®, Accutime™, HD-Radio™, LoRa®, Thread®, Wi-Sun®, and Zigbee®. Additionally, Wi-Fi® 7, the next generation of Wi-Fi® technology, complements 5G by providing high-speed wireless connectivity in local environments. Faster data rates and improved efficiency cater to the growing number of devices reliant on wireless networks.

We believe AI can be a catalyst for more efficient and effective wireless communications. From endpoint devices to data centers, generative AI applications will drive the need for higher speed and higher bandwidth networks, while increasing the requirements for our precision timing solutions.

Finally, with the rapid transition towards electrification and advanced safety in vehicles, we are focused on high growth segments and content opportunities, including (i) power isolation chips for on-board chargers, powertrain, and battery management systems in electric vehicles, (ii) connectivity, with telematics and other solutions being enabled by 4G/5G cellular engines, Wi-Fi®, Bluetooth®, Ultra-wide band, Ethernet, and GPS, and (iii) in-vehicle infotainment systems, driven by digital radio coprocessors, and solutions supporting advanced driver-assistance systems and autonomous driving.

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

Skyworks’ Strategy
Major elements of our strategy include:

Industry-Leading Technology
As the industry migrates to more complex 5G architectures across a multitude of wireless applications, we are poised to help our customers handle growing levels of system complexity across both the transmit and receive chains. The trend towards increasing front-end and analog design challenges in smartphones and other platforms plays directly into our core strengths. Additionally, accelerating AI trends could catalyze the smartphone transformation with incremental content driving unprecedented functional and physical densities. These advancements will deliver more bandwidth, faster speeds, and enable applications like virtual reality, augmented reality, live video streaming, and seamless IoT connectivity. Crucially, they aim to bring us closer to achieving reliable low latency, ideal for massive machine communications, and introduces non-terrestrial networks that enable satellite connectivity for emergency applications.

We believe that we offer the broadest portfolio of radio and analog solutions from the transceiver to the antenna as well as all required manufacturing process technologies. We are also a leader in passive devices, advanced integration, including proprietary shielding and 3-D die stacking, as well as SAW, TC-SAW, and BAW filters. Our product portfolio is reinforced by a library of approximately 5,000 worldwide patents and other intellectual property that we own and control. Together, our industry-leading technology enables us to deliver the highest levels of product performance and integration.

Customer Relationships
Given our scale and technology leadership, we are engaged with leading original equipment manufacturers (“OEMs”), smartphone providers, and baseband reference design partners in the analog and mixed-signal semiconductor industry. Our customers value the scale of our global supply chain, our innovative technology, our ability to curate and deliver unique solutions, and our system engineering expertise, resulting in deep customer loyalty. We partner with our customers to support their long-term product road maps and are valued as a system solutions provider rather than just a discrete product vendor.

Diversification
We are diversifying the reach of our business by expanding our addressable markets and broadening our product portfolio to serve a wider array of global customers. With the increasing adoption of 5G and the opportunity to enable more applications, we are growing our business beyond mobile devices (where we support leading top-tier manufacturers, including the leading smartphone suppliers and key baseband vendors) into additional high-performance analog markets, including automotive, home and factory automation, data center, solar, wireless infrastructure, aerospace and defense, medical, smart energy, and wireless networking. In these markets we leverage our scale, intellectual property, and worldwide distribution network, which spans approximately 6,000 customers and 6,000 unique products.

Delivering Operational Excellence
Through advanced supply chain management, we combine our highly specialized internal manufacturing capabilities with alliances and strategic relationships for leading-edge technologies. This hybrid manufacturing model allows us to better balance our manufacturing capacity with the demand of the marketplace.

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

Maintaining a Performance-Driven Culture
We consider our people and corporate culture to be a competitive advantage and a key component of our corporate strategy, aligning employee efforts and responsibilities with performance measurement. Accountability is paramount, and we compensate our employees through a pay-for-performance methodology.

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

Customer Concentration
A small number of OEMs historically has accounted for a significant portion of our net revenue. In each of the fiscal years ended September 27, 2024 (“fiscal 2024”), September 29, 2023 (“fiscal 2023”), and September 30, 2022 (“fiscal 2022”), Apple, through sales to multiple distributors and contract manufacturers for multiple applications including smartphones, tablets, desktop and notebook computers, watches, and other devices, constituted more than ten percent of our net revenue. Further, the Company’s three largest accounts receivable balances comprised 80% and 83% of aggregate gross accounts receivable as of September 27, 2024 and September 29, 2023, respectively. For further information regarding customer concentrations, see Note 14 to Item 8 of this Annual Report on Form 10-K.

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

Competitive Conditions
The competitive environment in the semiconductor industry is in a constant state of flux, with new products continually emerging and existing products approaching technological obsolescence. We compete on the basis of time-to-market, new product innovation, quality, performance, price, compliance with industry standards, strategic relationships with customers and baseband vendors, personnel resources, and protection of our intellectual property. We participate in highly competitive markets against numerous competitors that may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or may be able to devote greater resources to the development, promotion, and sale of their products.

Research and Development
Our products and markets demand rapid technological advancements requiring a continuous effort to enhance existing products and develop new products and technologies. Accordingly, we maintain a high level of research and development activity. We invested $631.7 million, $606.8 million, and $617.9 million in research and development during fiscal 2024, fiscal 2023, and fiscal 2022, respectively. The level of research and development expenses were the result of increases in our internal product designs and product development activity for our target markets in each of these fiscal years. Our research and development expenses include new product development and innovations in integrated circuit design, investment in advanced semiconductor manufacturing processes, development of new packaging and test capabilities, and research on next-generation technologies and product opportunities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands.

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

Government Regulations
We are subject to international, federal, state, and local legislation, regulations, and other requirements relating to the discharge of substances into the environment; the treatment, transport, and disposal of hazardous wastes; recycling and product packaging; worker health and safety; and other activities affecting the environment, our workforce, and the management of our manufacturing operations. In addition, most of our customers have mandated that our operations and our products comply with various sustainability initiatives and workers’ rights initiatives initiated by such customers, industry groups in which such customers participate, or the jurisdictions in which such customers operate. We believe that our operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws. Our efforts to comply with environmental laws and worker health and safety laws could have material impacts on our capital expenditures, competitive position, or financial condition, though the magnitude and duration of such impacts are uncertain and difficult to quantify.

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

Employees
Our workforce consists of approximately 10,100 employees located around the world, more than 99% of whom are full-time employees. As of September 27, 2024:

•    Our workforce was distributed geographically approximately as follows: 54% in Mexico, 25% in the United States, 19% in Asia, 1% in Canada, and less than 1% in Europe.
•    Our workforce was distributed by function approximately as follows: 41% in individual contributor manufacturing roles, 35% in engineering or technician roles, 11% in managerial roles, and 13% in professional or other administrative roles.
•    Approximately 3,400 of our employees in Mexico, 570 of our employees in Singapore, and 440 of our employees in Japan were covered by collective bargaining and other union agreements.

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
We derive significant revenues from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. We have suppliers located outside the United States, including third-party packaging, assembly, and test facilities and semiconductor foundries located in the Asia-Pacific region. We also operate our own wafer processing facilities in Osaka, Japan, as well as packaging, assembly, and test facilities in Singapore and in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating in multiple jurisdictions. These include, but are not limited to, risks regarding:
•    recession or economic downturn globally or in the jurisdictions in which we do business,
•    currency controls and currency exchange rate fluctuations, including increases or decreases in commodities prices related to such fluctuations,
•    inflation or deflation, as well as changes in existing and expected rates of inflation or deflation, which may vary across the jurisdictions in which we do business,
•    interest rates, as well as changes in existing and expected interest rates, which may vary across the jurisdictions in which we do business,
•    global, regional, and local economic and political conditions, including, but not limited to, social, economic, political, and supply chain instability related to the uncertainty regarding the relationships among the United States, China, Taiwan, Russia, Mexico, North Korea, Israel, other Middle Eastern countries, Japan, Singapore, other foreign countries, and the international community at large, as well as related to armed conflicts, such as the conflict between Russia and Ukraine and the conflicts in Israel and the Middle Eastern region, that exist, or in the future could exist, in various jurisdictions around the world,
•    restrictive governmental actions (such as restrictions on transfer of funds, restrictions on individuals’ movement, including travel restrictions, quarantines, lockdowns, and curfews, trade protection measures, including export duties, quotas, customs duties, border taxes, border closures, increased import or export controls, export licenses, and tariffs, and restrictions on the purchase of products made or containing technology or components from certain companies or from companies located in certain jurisdictions), or actions by non-governmental individuals and groups (such as protests, boycotts, insurgencies, organized crime, and general civil unrest), that could negatively impact trade between, or increase the cost of operating in, the countries in which we do business,
•    labor market conditions and laws,
•    disruptions of capital and trading markets,
•    difficulty in collecting, or failure to collect, accounts receivable, as well as longer collection periods,
•    changes in, or non-compliance with, legal or regulatory import/export requirements, including restrictions on selling to certain customers or into certain jurisdictions,
•    natural disasters and severe weather events, including, but not limited to, earthquakes, wildfires, droughts, hurricanes, tsunamis, floods, rising sea levels, as well as other impacts of climate change,
•    acts of terrorism, widespread illness, the effects of global health crises on business conditions in our industry or in the jurisdictions in which we do business, or other deterioration of public health conditions, and war,
•    misappropriation or other unauthorized transfers of our information and breaches of our information systems, as well as the potential lack of adequate remedies or enforcement mechanisms in certain jurisdictions,
•    difficulty in engaging distribution partners or obtaining sales or other business support in certain jurisdictions,
•    cultural differences in the conduct of business,
•    direct or indirect government actions, subsidies, or policies aimed at supporting local industry,
•    the laws and policies of the United States and other countries affecting trade, foreign investment and loans, foreign travel, and import or export licensing requirements, including, but not limited to, prohibitions on certain trade and other activities in China, Russia, Belarus, and portions of Ukraine,
•    withdrawal from, or renegotiation of, existing trade agreements by the United States (or other jurisdictions) potentially affecting Mexico, China, and other countries in which we do business,
•    changes in current or future tax law or regulations or new interpretations thereof, by federal or state agencies or foreign governments,

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
Some of the countries in which we operate and seek to expand are in emerging markets where legal systems may be less developed or familiar to us, potentially impacting our ability to obtain appropriate recourse in the event of a dispute. Other jurisdictions in which we conduct business have established, or may establish, legal and regulatory regimes that differ materially from United States laws and regulations. It is costly, time-consuming, and requires significant resources to comply with the numerous, and sometimes conflicting, legal regimes in the jurisdictions in which we conduct business on matters as diverse as anti-corruption, anti-bribery, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, intellectual property, sustainability, internal and disclosure control obligations, securities regulation, competition, data privacy and protection, employment, and labor relations. Violations of one or more of these legal regimes’ laws and regulations in the conduct of our business could result in significant fines, penalties, or monetary damages, criminal sanctions against us or our officers, prohibitions on doing business, unfavorable publicity and other reputational damage, restrictions on our ability to process information, and allegations by our counterparties that we have not performed our contractual obligations.
Changes in tax laws and regulations could have an adverse impact on our operating results.
We are subject to taxation in many different countries and localities worldwide. To the extent the tax laws and regulations in these various countries and localities change, our tax liability could increase.
Beginning in fiscal 2023, for U.S. income tax purposes we were required to capitalize our research and development expenses and amortize them over five or fifteen years, rather than deduct them in the year incurred, which has increased, and which we expect will continue to increase, our taxes payable, resulting in reduced near term-cash flows. Furthermore, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”), which imposes a corporate alternative minimum tax (“CAMT”) of 15% on adjusted financial statement income for certain corporations, as well as an excise tax on corporate stock repurchases. While the IRA did not have a material impact to the Company’s financial statements for fiscal 2024, it could have a material impact in future periods depending on various factors, including the amount and frequency of our stock repurchases and the applicability of the CAMT to the Company.
Because the changes in U.S. tax law require a number of complex calculations that previously were not required, our actual tax liability may differ materially from our income tax provisions, estimates, and accruals. Changes in legal interpretations, as well as additional guidance issued under these laws, could increase income tax liabilities and/or reduce certain tax benefits.
Future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to initiatives related to the Base Erosion and Profit Shifting (“BEPS”) Project of the Organisation for Economic Co-Operation and Development (“OECD”), including Pillar One and Pillar Two; the European Commission’s “state aid” investigations; enactment of a global corporate minimum tax; and other developments could have an adverse effect on the taxation of our business, including reducing the availability of tax credits and payment of higher income taxes. Furthermore, countries where we are subject to taxes, including the United States, are evaluating their tax policies and rules on a regular basis, and we may see significant changes in legislation and regulations concerning taxation.
We are unable to predict what tax changes may be enacted in the future or what effect such changes would have on our business, but such changes could affect our effective tax rates in countries where we have operations and could have an adverse effect on our overall tax position in the future, along with increasing the complexity, burden, and cost of tax compliance.
The Company operates under a tax holiday in Singapore and is subject to the Company’s compliance with certain conditions, including maintaining certain employment and investment thresholds in Singapore. If we cannot, or elect not to, comply with the conditions for the tax holiday, we could be required to refund certain previously realized tax benefits for fiscal years 2021 through 2024, over which period we enjoyed a tax holiday that decreased our taxes by a cumulative $329.8 million, and we may lose the benefits of the tax holiday earlier than scheduled. For a discussion of the impact the tax holiday has on Singapore taxes owed by us, see Note 8 to Item 14 of this Annual Report on Form 10-K.
We are subject to the risks of doing business in China.
Demand from Chinese customers may be adversely affected by China’s evolving laws and regulations, including those relating to taxation, import and export tariffs and restrictions, currency controls, environmental regulations, privacy and information security, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent, and the potential issuance of new laws and regulations creates uncertainty. In addition, changes in the political environment, economic environment, governmental policies, United States-China relations, or China-Taiwan relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our intellectual property, increased taxation, restrictions on imports, import duties, or currency revaluations, any of which could have an adverse effect on our business plans and operating results. In particular, the imposition by the United States of tariffs on goods imported from China, or deemed to be of Chinese origin, and other government actions that restrict our ability to sell our products to Chinese customers or to manufacture or source components in China, and countermeasures imposed by China in response, could directly or indirectly adversely impact our manufacturing costs, the availability and cost of materials, including gallium, germanium, antimony, and rare earth metals, and the sales of our products in China and elsewhere. For example, the U.S. government has expanded export restrictions, and might continue expanding export restrictions, including by adding certain Chinese entities to the U.S. Bureau of Industry and Security’s Entity List (“Entity List”) or other entity lists, which has limited, and could in the future limit, our ability to sell to certain of those entities and to third parties that do business with those entities. These restrictions have negatively impacted, and may continue to negatively impact, sales of our products. In the future, we may be prevented from shipping, or be required to obtain a license to ship, our products to certain customers if they are added to the Entity List. In addition, geopolitical changes in China-Taiwan relations could disrupt the operations of several companies in Taiwan that are suppliers to, or third-party partners of, the Company, our customers, and our customers’ other suppliers. Disruption of certain critical operations in Taiwan would adversely affect our ability to manufacture certain products and would likely have substantial negative effects on the entire semiconductor industry. Finally, China’s investments in technology development and manufacturing capability in support of its stated policy of reducing its dependence on foreign semiconductor manufacturers and other technology companies has likely already resulted, and we expect will continue to result, in reduced demand for our products in China and other key markets as well as reduced supply of critical materials for our products.
Risks Associated with the Development, Manufacturing, and Sale of Our Products
Our operating results may be adversely affected by quarterly and annual fluctuations.
Our revenues, earnings, and other operating results may fluctuate significantly on a quarterly and annual basis. These fluctuations are typically the result of a number of factors, many of which are beyond our control.
These factors include, among others:
•    delays in the widespread deployment or adoption of commercial 5G networks, AI and other new technologies,
•    changes in end-user demand for the products manufactured and sold by our customers,
•    the effects of competitive pricing pressures, including decreases in average selling prices of our products,
•    production capacity levels and fluctuations in manufacturing yields,
•    availability and cost of materials and services from our suppliers,
•    the gain or loss of significant customers,
•    our ability to develop, introduce, and market new products and technologies on a timely basis,
•    market acceptance of our products and our customers’ products including, but not limited to, market acceptance of new, emerging technologies, such as AI,
•    new product and technology introductions by competitors,
•    delays in the adoption of standards by standard-setting bodies and delays in the commercial deployment or consumer adoption of certain technologies,
•    actions by government regulators to restrict or delay the availability of sufficient spectrum for wireless technologies, including technologies that utilize unlicensed spectrum and/or shared spectrum,
•    changes in consumers’ purchasing behaviors, including the rates at which they replace smartphones and other devices that utilize our products,
•    changes to promotions, rebates, and discounts offered by carriers in certain geographic regions for smartphones and other devices that utilize our products,
•    increasing industry consolidation among our competitors,
•    changes in the mix of products produced and sold, and
•    intellectual property disputes, including those concerning payments associated with the licensing and/or sale of intellectual property, and related remedies (e.g., monetary damages, injunctions, or exclusion orders affecting our or our customers’ products).
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
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, if one or more major customers significantly decreased its orders for our products, or if one or more major customers delay or do not make payments in a timely manner, our business, results of operations, and financial condition could be materially and adversely impacted, which could adversely affect our stock price. In each of fiscal 2024, fiscal 2023, and fiscal 2022, one customer accounted for greater than ten percent of our net revenue. As of September 27, 2024, three customers represented 80% of our aggregate gross accounts receivable. For further discussion on customer concentration, see Note 14 to Item 8 of this Annual Report on Form 10-K.
We rely on Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) to design our products into their end products.
Our products are not sold directly to the end user but are components or subsystems of other products. As a result, we rely on OEMs and ODMs of electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a manufacturer designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort, and risk on the part of that manufacturer. Also, achieving a design win with a customer does not ensure that we will receive revenue from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We do not obtain design wins on everything that we compete for, and we may not continue to achieve design wins or to convert design wins into actual sales. Failure to achieve design wins or to convert design wins into sales could materially and adversely affect our operating results. Furthermore, as a result of our lengthy product development and sales cycle, we may incur significant research and development expenses, and selling, general, and administrative expenses, without generating the anticipated revenue associated with these products.
Our manufacturing processes are extremely complex, specialized, and subject to disruption.
Our manufacturing operations are complex and subject to disruption, including due to causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minor impurities, contamination of the clean room environment in which our products are produced, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, human error, or a number of other factors can cause a substantial percentage of our products to be rejected or to malfunction. Because our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields, these factors could have a material and adverse effect on our business. Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities, as well as disruptions at facilities operated by our subcontractors or customers. These disruptions may result from electrical power outages or fluctuations, water shortages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or man-made disasters, outages or disruptions to our information technology infrastructure, including those portions provided by third parties, as well as equipment or software maintenance, repairs, updates, and/or upgrades. Disruptions of our manufacturing operations, or those of our subcontractors and customers, could cause significant delays in shipments until we are able to shift production of the impacted products from an affected facility or subcontractor to another facility or subcontractor, or until the affected customer resumes operations and accepts shipments from us. In the event of such delays, the required alternative capacity, particularly wafer production capacity, may not be available on a timely basis or at all. Even if alternative production capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers and revenue. Likewise, lower-than-expected demand, could lead to underutilized manufacturing facilities, which could negatively impact our financial results.
Our key facilities include, but are not limited to, our semiconductor wafer fabrication facilities in Newbury Park, California, and Woburn, Massachusetts; our SAW, TC-SAW, and BAW filter wafer processing facilities in Osaka, Japan; and our packaging, assembly and test facilities in Mexicali, Mexico, and in Singapore (“Singapore Filter Manufacturing Facility”). Several of our key facilities are leased or subleased. If we are unable to renew existing leases or subleases on terms acceptable to us, we may be required to relocate our affected operations. We operate under a sublease for our Singapore Filter Manufacturing Facility that expires in July 2025. Because the owner of the site for our Singapore Filter Manufacturing Facility has decided to redevelop it for other uses, the potential maximum amount of time we may be able to extend our sublease is five additional years. We have been engaged in discussions with the owner of the site and intend to request an extension of the sublease for five years, which request we will be permitted to make in February 2025. However, there is no guarantee that we will be able to secure an extension. In any event, we will need to relocate our Singapore Filter Manufacturing Facility, and we have been exploring alternative sites in other locations. Relocation would be complex and could require, among other things, the transfer of equipment and process nodes and qualification of new or transferred production lines. This or any relocation or consolidation of facilities could result in disruptions to our business, including potential production interruptions or delays, quality problems, difficulties forecasting our production capabilities, challenges retaining employees or hiring new employees, and the incurrence of significant capital and other expenses, which could have a material adverse effect on our financial condition, results of operations or cash flow.
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
Although we own and operate assembly and test facilities, as part of our supply resilience and business continuity strategies, we still depend on subcontractors to package, assemble, and test certain of our products at cost-competitive rates. For those assembly and test subcontractors with whom we do not have long-term agreements, we typically procure services on a per-order basis. If any of our subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences outages or any other disruption of assembly or testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner and/or at cost-competitive rates. Due to the amount of time that it usually takes to qualify assembly and test subcontractors, we could experience significant delays and/or increased costs in product shipments if we are required to find alternative assembly and test subcontractors for our components. Any problems that we may encounter with the delivery, quality, or cost of our products could damage our customer relationships and materially and adversely affect our business, results of operations, and financial condition.
During fiscal 2022, we entered into long-term capacity reservation and supply agreements with certain third-party foundries, under which we agreed to certain minimum purchase commitments. As a result of reduced overall market demand, we recorded impairment charges during fiscal 2023 and renegotiated certain of these agreements in fiscal 2024. These long-term capacity reservation agreements may have an additional adverse effect on our operating results in the event our future supply needs are reduced below the minimum purchase expectations as a result of further reduction in overall market demand.
We are dependent upon third parties for the supply of raw materials and components.
Our manufacturing operations depend on obtaining adequate supplies of raw materials and components used in our manufacturing processes at a competitive cost. Although we maintain relationships with suppliers located around the world with the objective of ensuring that we have adequate sources for the supply of raw materials and components for our manufacturing needs, increases in demand from the semiconductor industry for such raw materials and components (including, but not limited to, gallium, germanium, and precious and rare earth metals), as well as increased demand for commodities in general, can result in tighter supplies and higher costs. Our suppliers may not be able to meet our delivery schedules; we may lose a significant or sole supplier; a supplier may not be able to meet performance and quality specifications; shipments of precious metals may be subject to theft; and we may not be able to purchase such supplies or materials at a competitive cost. If a supplier were unable to meet our delivery schedules, if we lost a supplier, or if a supplier were unable to meet performance or quality specifications, our ability to satisfy customer obligations would be materially and adversely affected because the time required to identify and qualify an alternative supply source, where available, is typically lengthy. In part as a result of the COVID-19 pandemic, we experienced supply constraints for certain materials and components, which impacted production lead times, the cost of such materials and components, and our ability to meet customer demand for our products.
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
As the source of our technological and product innovations, our key engineering and technical personnel represent a significant asset. Our success depends on our ability to continue to attract, retain, and motivate qualified personnel, including executive officers and other key management, engineering, and technical personnel. The competition for management, engineering, and technical personnel is intense in the semiconductor industry, particularly in the locations in which we operate, and therefore we may not be able to continue to attract and retain the qualified personnel necessary for the design, development, manufacture, and sale of our products. Our employees are in high demand, and our competitors and other companies may be able to offer compensation or other opportunities in excess of what we offer. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance and/or declines in the price of our common stock, given, among other factors, the use of equity-based compensation by us and our competitors. If we are unable to obtain required stockholder approval for future increases in the number of shares available under our long-term incentive plans, we may be limited in granting equity-based incentive awards, which may impair our efforts to attract and retain necessary personnel. Further, existing immigration laws and difficulties obtaining visas, together with any changes to immigration policies or regulations in the United States, make it more difficult for us to recruit and retain highly skilled foreign national graduates of universities (in the United States or abroad), limiting the pool of available talent. The increased ability of employees in our industry to work from home or in other remote work arrangements has impacted, and may continue to impact, the mobility and turnover of our employees, potentially making it more difficult for us to compete in the job market. We continue to anticipate increases in human resource needs, particularly in engineering. The loss of the services of one or more of our key employees or our inability to attract, retain, and motivate qualified personnel could have a material adverse effect on our ability to operate our business.
Our business could be adversely affected by the departure of existing members of our senior management team or if our senior management team is unable to effectively implement our strategy.
Our success depends, in large part, on the continued contributions of our senior management team, none of whom is bound by a written employment contract to remain with us for a specified period. The loss of any member of our senior management team could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. In addition, the loss of certain members of our senior management team could harm our relationships with key customers and negatively impact our future revenue, results of operations, and financial condition.
We are subject to uncertainties involving the ordering and shipment of, and payment for, our products.
Our sales are typically made pursuant to standard purchase orders and/or specified customer contracts, or both, for delivery of products and not under long-term supply arrangements with our customers. Our customers may seek to cancel or defer orders before shipment. Additionally, we sell a portion of our products through third-party distributors, some of whom have rights to return products if the product is non-conforming. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict and may not be accurate. The difficulties of forecasting may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, our customers and distributors may change their inventory practices on short notice for any reason. Many of our products are customized to the needs or specifications of a specific customer or have a limited number of potential alternative buyers. The cancellation or deferral of product orders, the return of previously sold products, over-production due to a change in anticipated order volumes could result in us holding excess or obsolete inventory, which could result in inventory write-downs and, in turn, could have a material adverse effect on our financial condition. On the other hand, customers may require rapid increases in production on short notice, which could result in damaged customer relationships, increased manufacturing costs, increased liabilities, or harm to our reputation if we are unable to meet such increases in demand.
In addition, if a customer or distributor encounters financial difficulties of its own because of a change in demand or for any other reason, the customer’s or distributor’s ability to make timely payments against our accounts receivable could be impaired. Furthermore, our dependence on a few third-party carriers and logistics firms could result in delays, increased costs, and expedite fees related to our product shipments.
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
In addition, the future growth of our business is likely to require the expansion or improvement of our manufacturing facilities, the upgrade of our manufacturing equipment, strategic investments, and/or corporate acquisitions. Due in part to our repayment obligations on our outstanding indebtedness, the capital required to fund these investments may not be available in the future.
We are exposed to risks related to the use of AI tools by us and others.
Although we are evaluating, and where we believe appropriate, incorporating AI tools into our operations, our use of AI tools may subject us to significant competitive, legal, regulatory and other risks, and there can be no assurance that our use of AI tools will enhance our business operations or result in a benefit to us. Our competitors may be more successful in their use of AI tools, including by developing superior products or improving their operations with the assistance of AI. Additionally, there could be adverse impacts from inaccurate or flawed algorithms. Our use of AI tools could also result in the loss of confidential information or intellectual property or an inability to claim or enforce intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, cybersecurity, and the unauthorized use of Company data. The jurisdictions in which we conduct business have and may adopt laws and regulations related to AI, which could cause us to incur greater compliance costs, limit our use of AI tools, or subject us to legal liabilities.
We may encounter problems upgrading, enhancing, and improving our enterprise applications.
We have been and are engaging in activities to upgrade, enhance and improve various Company enterprise applications and information technology systems, including relating to demand management, enterprise management, quality, sales and marketing, and sourcing. These activities may not result in the benefits we expect and could cause disruptions to our operations, including interruptions or delays in sales or purchasing processes, business continuity, and maintaining effective internal controls, which could have a material adverse effect on our business.
Risks Related to Acquisitions
To be successful, we may need to make additional investments and acquisitions, integrate companies we acquire, and/or enter into strategic alliances.
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
We incurred indebtedness in connection with the acquisition of the Infrastructure and Automotive business of Silicon Labs, which could reduce our flexibility to operate our business.
In May 2021, the Company issued in a public offering $500 million of 1.80% Senior Notes due 2026 and $500 million of 3.00% Senior Notes due 2031 (collectively, the “Notes”), which Notes remain outstanding. The proceeds from the issuance of Notes were used to finance a portion of the purchase price for the Company’s acquisition of certain assets, rights, and properties, and its assumption of certain liabilities, comprising Silicon Labs’ Infrastructure and Automotive business, on July 26, 2021 (the “Acquisition”). For further discussion, see Note 16 to Item 8 of this Annual Report on Form 10-K.
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
Indebtedness under our Revolving Credit Facility or the Notes could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. We also have incurred, and will continue to incur, various costs and expenses associated with our indebtedness. Our ability to arrange additional financing and make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and financial, business, and other factors affecting our operations, many of which are beyond our control. We are exposed to interest rate risk through our Revolving Credit Facility, which is subject to variable interest rates, and interest rate increases have led to increased interest payments. Our existing indebtedness or incurrence of any additional indebtedness could reduce funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels.
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
The agreements that govern the Notes and the Revolving Credit Facility contain various affirmative and negative covenants that, subject to certain significant exceptions, restrict our ability to, among other things, have liens on our property, change the nature of our business, and/or merge or consolidate with any other person or sell or convey certain assets to any one person. In addition, some of the agreements contain a financial covenant consisting of a limitation on leverage. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. Any such acceleration of our repayment obligations could have a material adverse effect on our business, financial condition, results of operations, cash flows, and stock price.

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
We currently face significant competition in our markets and expect that intense price and product competition will continue. From time to time, we have lost market share as a result of competition, and we could lose market share in the future. Also, this competition has resulted in, and is expected to continue to result in, declining average selling prices for many of our products and increased challenges in maintaining or increasing revenue, gross margin, and market share. Furthermore, additional competitors may enter our markets as a result of growth opportunities in electronics, the trend toward global expansion by foreign and domestic competitors, and technological and public policy changes (including national or regional policies, and/or state-sponsored investments, intended to develop and support localized competitors). We believe that the principal competitive factors for semiconductor suppliers in our markets include, among others:
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
•    strategic relationships with customers,
•    access to, and the protection and enforcement of, intellectual property,
•    ability to partner with or participate in reference designs of baseband vendors,
•    maintaining access to manufacturing capacity, raw materials, supplies, and services at a competitive cost, and
•    the ability to secure government incentives and grants, such as funding available under the CHIPS and Science Act of 2022.
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
As a result, certain competitors may be able to adapt more quickly than we can to new or emerging technologies, such as AI, and changes in customer requirements or may be able to devote greater resources to the development, promotion, and sale of their products than we can. As a result of industry consolidation, certain competitors may be able to further exploit such benefits to strengthen their competitive position.
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
A number of domestic and foreign jurisdictions restrict or may seek to restrict the use of various substances, including a class of chemicals known as per- and polyfluoroalkyl substances, and a number of such substances have been or are currently used in our products or processes. For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive requires that certain substances, which may be found in certain products we have manufactured in the past, be removed from all electronics components. Eliminating such substances from our manufacturing processes requires the expenditure of additional research and development funds to seek alternative substances for our products, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. While we have implemented a compliance program intended to ensure our product offering meets these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties, and/or restrictions imposed by government agencies that could adversely affect our operating results.
Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or adjoining countries, or were from recycled or scrap sources. The verification and reporting requirements, in addition to any customer demands for conflict-free sourcing, impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed. In addition, our customers may begin to require reports on our sourcing of other minerals or substances, which may impact our ongoing operations and increase our operating costs.
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
In addition, increasing governmental, investor, and societal attention on sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on sustainability topics such as climate change, carbon emissions, water usage, waste management, human capital, forced labor, and risk oversight, have expanded and could further expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We expect that these and other rapidly changing laws, regulations, policies, interpretations, and expectations, as well as increased enforcement actions by various governmental and regulatory agencies, will continue to increase the cost of our compliance and internal risk management programs and to alter the environment in which we do business, which could have a material adverse effect on our business, results of operations, and financial condition. If our sustainability practices and disclosures do not meet the expectations and standards of our stockholders, customers, and other industry stakeholders, our reputation and business activities may be negatively impacted and our appeal to certain investors may be reduced.
Risks Associated with Cybersecurity and Intellectual Property Protection
We may not be able to prevent, or timely detect, information technology security breaches.
Security breaches, phishing, spoofing, attempts by others to gain unauthorized access to our information technology systems, networks, and databases, and other cyberattacks continue to become more sophisticated and persistent. We have been subject to these attacks and expect to continue to be subject to these attacks. Further, these incidents, which might be related to industrial, state-sponsored, and/or economic espionage, or financial cyber extortion or fraud, include covertly introducing malware and spyware to our computers, networks, and products (or to an electronic system operated by a third party for our benefit) and impersonating authorized users, among others. We seek to prevent, detect, and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude, duration, and effects. The theft, unauthorized use, transfer, or publication of our intellectual property, our confidential business, financial, and/or technical information, or the personal data of our employees and customers by third parties or by our employees could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business and technology development. To the extent that any security breach or other cybersecurity incident results in inappropriate disclosure of our customers’, suppliers’, licensees’, or employees’ confidential or personal information, we may incur liability, face contractual and regulatory fines and penalties, and sustain significant financial resources to remediate such breach. Such an incident could, among other things, also damage our reputation, impair our ability to attract and retain our customers, impact our stock price, and materially damage our supplier relationships. If a ransom-style cyberattack or similar incident impedes our ability to use or access our information systems for an extended period of time, this could adversely affect our business operations and financial results. In addition, certain suppliers and other third parties with whom we conduct business, including foundries, assembly and test contractors, and distributors, have been, and are likely to continue to be, subject to cybersecurity incidents, misappropriation efforts, or network disruptions that could jeopardize our proprietary or sensitive data, impact such third parties’ ability to meet their obligations to us, or otherwise negatively impact our ongoing business operations. Geopolitical tensions or conflicts, such as the ongoing conflict involving Russia and Ukraine, the conflicts in Israel and the Middle Eastern region and the tensions involving China and Taiwan, may create a heightened risk of cybersecurity incidents. We expect to continue devoting significant resources to the security of our information technology systems, networks, and databases, including through the training of our employees and monitoring the security posture of critical third parties who have access to our systems or sensitive data. However, we cannot ensure that our cybersecurity program or these security measures and monitoring efforts will be sufficient to prevent or mitigate the damage caused by a cybersecurity incident or network disruption, and our systems may be vulnerable to hacking, insider threats, employee error or manipulation, theft, system malfunctions, or other adverse events. Further, China has implemented, and other countries or regions may implement, cybersecurity and privacy laws that require companies’ overall information disclosure, processing practices, and technology security environment to meet certain standards and/or be certified. Such laws may be complex, ambiguous, and subject to interpretation, which may create uncertainty regarding compliance. As a result, our efforts to comply with such laws, to the extent applicable, may be expensive and may fail, which could adversely affect our business, results of operations, and cash flows. In addition, certain of our products that we use contain firmware that incorporates or is derived from “open source” software that generally is made publicly available by its developers or other third parties. Risks related to the use of open source software include, but are not limited to, the introduction of cybersecurity vulnerabilities into our products or development platforms, our compliance with applicable licensing terms, subjecting certain of our derivative works or software enhancements to public disclosure and/or unfavorable licensing conditions, potential restrictions on our ability to market the firmware associated with our products, and enhanced governmental or other third-party scrutiny of our products.
In order to remain competitive, we must be able to successfully protect our intellectual property rights.
We rely on patent, copyright, trademark, trade secret, and other intellectual property rights and laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, inventions, information, data, devices, algorithms, processes, and other intellectual property. In addition, we often incorporate the intellectual property of our customers, suppliers, or other third parties into our designs, and we have obligations with respect to the non-usage and non-disclosure of such third-party intellectual property. From time to time, we have engaged in and it may be necessary to continue to engage in litigation, administrative actions or like activities to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity, enforceability, and scope of proprietary rights of others, including our customers. This could require us to expend significant resources and to divert the efforts and attention of our management and technical personnel from our business operations. Regardless of our actions:

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
Although we invest significant resources in the testing of our products, from time to time we become aware of alleged defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs or cash payments to settle claims pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. Certain of our products, including “high reliability” solutions, may not be able to perform under stringent operating conditions. Examples of our “high reliability” solutions include applications intended for the aerospace, automotive, defense, and medical markets. The potential liabilities associated with these and similar provisions in certain of our customer contracts are in some cases capped at significant amounts, and in other cases are uncapped. In addition, because our customers typically integrate our products into other devices, and because we typically do not have a direct relationship with the end customers of our products, our products may be used in applications for which they were not necessarily designed or tested, and they may not perform as anticipated in such applications. Depending on the nature of any product defect claims, we may not be able to recoup our losses from our third-party suppliers. Investigating, analyzing, and/or remediating alleged product defects may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or third parties, including liability for costs associated with product recalls, indemnification claims, product redesigns, or obligations under customer contracts. If any of our products contain defects, or have reliability, quality, or compatibility problems, our reputation may be damaged, and we could be subject to liability claims, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results. Furthermore, such losses would not be covered under our existing insurance programs. In addition, in the event we are unable to fulfill our contractual obligations, lawsuits may be threatened or filed against us by customers or other third parties. Furthermore, force majeure clauses in our contracts could limit our ability to pursue remedies for certain third-party disruptions and delays. From time to time, we have been, and may become involved in litigation with customers, suppliers, competitors, government or regulatory agencies, shareholders, employees, or other parties. We are the plaintiff in some of these actions and the defendant in others. Such actions could result in the imposition of various remedies such as injunctions or monetary damages, which if awarded could materially and adversely harm our business. From time to time, we are, and may become, the subject of inquiries, requests for information, or investigations by government and regulatory agencies regarding our business. Any such matters, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management, damage our reputation, or otherwise adversely affect our business.
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
The trading price of our common stock has fluctuated and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:
•    uncertainty regarding the condition and prospects of the domestic and foreign economies,
•    our performance and prospects, and the performance and prospects of our major customers and competitors,
•    the volatility of the financial markets,
•    instability in global credit and financial markets,
•    our revenue concentrations with relatively few customers,
•    our stock repurchase and dividend activities,
•    the timing of our repayment of outstanding indebtedness,
•    investor perception of us and the industry in which we operate,
•    changes in the market valuations of other companies, including, but not limited to, those in our industry,
•    changes in earnings estimates, price targets, or buy/sell recommendations by analysts,
•    the depth and liquidity of the market for our common stock,
•    the exclusion or removal of our stock from market indices, such as the S&P 500 Index,
•    domestic and international political conditions,
•    domestic and international tax, fiscal, and trade policy decisions,
•    our ability to successfully identify, acquire, and integrate acquisition candidates, and
•    the extent of the impact of global health events.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy
We have developed and implemented processes for identifying, assessing, and managing cybersecurity risks as part of our overall enterprise risk management program. These processes are designed to protect our information technology and operational systems against cybersecurity threats. In connection with the operation of our program, we take into consideration guidance from various recognized cybersecurity industry frameworks and standards such as the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and the International Organization for Standardization (“ISO”) 27001 standards. This does not mean that we adhere to any particular frameworks or meet any particular standards, but rather that we use industry frameworks and standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Information about cybersecurity risk is collected as part of our overall enterprise risk management program, including as part of the annual enterprise risk assessment survey conducted by our internal audit team, the results of which are summarized and provided to our Audit Committee.

We devote significant resources and efforts to protecting the security of our information technology and operational systems, including utilizing threat monitoring and commissioning assessments by third parties, taking guidance from ISO information security standards, and conducting proactive risk and compliance reviews against regulatory, industry, and evolving data privacy requirements. We provide training to our employees on our acceptable use policy, our data protection methods, and social engineering tactics used by threat actors, including through simulated phishing attacks. We maintain a cross-functional cybersecurity incident management procedure with defined roles, responsibilities, and reporting protocols that is designed to timely respond to, investigate, mitigate, remediate, and if appropriate, disclose, a cybersecurity incident. Furthermore, we practice our response to potential cybersecurity incidents through tabletop exercises.

As part of our selection process for certain third-party service providers, we evaluate components of their cybersecurity risk management programs using various factors. We engage third-party providers to provide ongoing threat monitoring, mitigation strategies, updates on emerging trends, security assessments, and penetration testing. We also receive updates from law enforcement and industry groups on emerging cybersecurity trends and the latest threats, and we have standing engagements with incident response experts.

As of the date of this Annual Report on Form 10-K, we have not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition. For additional information regarding risks we face, please refer to “We may not be able to prevent, or timely detect, information technology security breaches” in Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Cybersecurity Governance
Our Board of Directors (“Board”) is responsible for our risk oversight, with the Audit Committee specifically overseeing management’s cybersecurity risk management program. In this role, the Audit Committee receives quarterly updates from members of management, including the vice president, information technology and CIO, who oversees our information technology function (“CIO”) and another vice president who supports the CIO in implementing, monitoring and updating the cybersecurity risk management program, as well as addressing existing and emerging cybersecurity threats and managing cybersecurity incidents (“Head of Information Security”). The Board receives regular reports from the Audit Committee, as well as an annual cybersecurity report from management, including the CIO, highlighting key activities of the Company’s cybersecurity team, including internal initiatives and updates and external engagements with third party cybersecurity firms, recent incidents throughout the industry and the emerging threat landscape.

Our CIO has more than 25 years of experience in information technology and reports to our Chief Financial Officer. Our Head of Information Security, who reports to the CIO, has over 20 years of experience managing global information technology and cybersecurity operations and holds multiple industry-recognized certifications such as Certified Information Systems Security Professional and Certificate of Cloud Security Knowledge.

ITEM 2. PROPERTIES.

We maintain our primary executive offices in Irvine, California. For information regarding property, plant, and equipment by geographic region for each of the last two fiscal years, see Note 14 to Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

Location	Owned/Leased	Square Footage	Primary Function
Singapore, Singapore	Leased	427,700	Filter manufacturing
Osaka, Japan	Owned (1)	383,600	Filter manufacturing
Mexicali, Mexico	Leased	378,000	Manufacturing and office space
Mexicali, Mexico	Owned	380,000	Manufacturing and office space
Irvine, California	Leased	218,000	Design center and office space
Woburn, Massachusetts	Owned	158,000	Manufacturing and office space
Newbury Park, California	Owned	111,600	Manufacturing and office space
Newbury Park, California	Leased	110,000	Design center
Austin, Texas	Leased	98,300	Design center and office space
(1) The Company owns the building and the land is leased for approximately 37 additional years expiring in 2061.

ITEM 3. LEGAL PROCEEDINGS.

The information set forth under Note 11 to Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Dividends
Our common stock is traded on the Nasdaq Global Select Market under the symbol “SWKS”.

The number of stockholders of record of our common stock as of November 12, 2024, was 7,658. On November 12, 2024, the Company announced that the Board of Directors had declared a cash dividend of $0.70 per share of common stock, payable on December 24, 2024, to stockholders of record as of December 3, 2024. We pay, and intend to continue to pay, quarterly dividends subject to capital availability and periodic determinations made by our Board of Directors that cash dividends are in the best interests of our stockholders.

Future cash dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of investments and acquisitions, stock repurchase programs, debt issuances and repayments, changes in federal and state income tax law, and changes to our business model.

Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of common stock made during the three months ended September 27, 2024:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
06/29/24 - 07/26/24	6,244	(3)	$116.18	—	$1.9 billion
07/27/24 - 08/23/24	10,615	(3)	$108.30	—	$1.9 billion
08/24/24 - 09/27/24	395	(3)	$107.70	—	$1.9 billion
	17,254			—
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
(2) The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the repurchase program, as applicable, and is included in the cost of shares repurchased in the Consolidated Statement of Stockholders’ Equity.
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

OVERVIEW

We, together with our consolidated subsidiaries, are a leading developer, manufacturer and provider of analog and mixed-signal semiconductor products and solutions for numerous applications, including aerospace, automotive, broadband, cellular infrastructure, connected home, defense, entertainment and gaming, industrial, medical, smartphone, tablet, and wearables.

RESULTS OF OPERATIONS

Fiscal Years Ended September 27, 2024, September 29, 2023, and September 30, 2022
The following table sets forth the results of our operations expressed as a percentage of net revenue. See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 29, 2023, filed with the SEC on November 17, 2023, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 26, 2024 (the “2023 10-K”), for Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended September 30, 2022.

	Fiscal Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	58.8	55.8	52.5
Gross profit	41.2	44.2	47.5
Operating expenses:
Research and development	15.1	12.7	11.3
Selling, general, and administrative	7.2	6.6	6.0
Amortization of intangibles	—	0.7	1.8
Impairment, restructuring, and other charges	3.6	0.6	0.6
Total operating expenses	25.9	20.6	19.7
Operating income	15.3	23.6	27.8
Interest expense	(0.7)	(1.3)	(0.9)
Other income (expense), net	0.7	0.4	—
Income before income taxes	15.2	22.6	26.9
Provision for income taxes	1.0	2.0	3.7
Net income	14.3%	20.6%	23.2%

General
During the fiscal year ended September 27, 2024, the following key factors contributed to our overall results of operations, financial position, and cash flows:

•Net revenue decreased 12.5% to $4,178.0 million in fiscal 2024, as compared to $4,772.4 million in fiscal 2023, driven primarily by a decrease in demand for our mobile, analog, and mixed-signal products.

•Our ending cash, cash equivalents, and marketable securities balance increased 113.1% to $1,574.1 million in fiscal 2024, as compared to $738.5 million in fiscal 2023. The increase in cash, cash equivalents, and marketable securities during fiscal 2024, was primarily due to cash generated from operations of $1,824.7 million, partially offset by dividend payments of $439.1 million, repayments of debt of $300.0 million, capital expenditures of $157.0 million, and share repurchases of $77.3 million.

Net Revenue

	Fiscal Years Ended
(dollars in millions)	September 27, 2024	Change	September 29, 2023	Change	September 30, 2022
Net revenue	$4,178.0	(12.5)%	$4,772.4	(13.0)%	$5,485.5

We market and sell our products indirectly through electronic components distributors and directly to OEMs of communications and electronics products, third-party original design manufacturers and contract manufacturers. We generally experience seasonal peaks during our fourth and first fiscal quarters (which correspond to the second half of the calendar year), primarily as a result of increased worldwide production of consumer electronics in anticipation of holiday sales, whereas our second and third fiscal quarters are typically lower and in line with seasonal industry trends.

The decrease in net revenue in fiscal 2024, as compared to fiscal 2023, was driven primarily by a decrease in demand for our mobile, analog, and mixed-signal products.

For information regarding net revenue by geographic region and customer concentration, see Note 14 to Item 8 of this Annual Report on Form 10-K.

Gross Profit

	Fiscal Years Ended
(dollars in millions)	September 27, 2024	Change	September 29, 2023	Change	September 30, 2022
Gross profit	$1,720.8	(18.3)%	$2,107.3	(19.1)%	$2,604.3
% of net revenue	41.2%		44.2%		47.5%

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

The decrease in gross profit in fiscal 2024, as compared to fiscal 2023, was primarily the result of an unfavorable product mix, lower unit volumes, and lower average selling prices.

Research and Development

	Fiscal Years Ended
(dollars in millions)	September 27, 2024	Change	September 29, 2023	Change	September 30, 2022
Research and development	$631.7	4.1%	$606.8	(1.8)%	$617.9
% of net revenue	15.1%		12.7%		11.3%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation units and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The increase in research and development expenses in fiscal 2024, as compared to fiscal 2023, was primarily related to increases in certain headcount-related expenses and costs for engineering prototypes as a result of our increased investment in developing new technologies and products, partially offset by a decrease in share-based compensation expense and a decrease in depreciation expense as a result of extending the useful lives of certain machinery and equipment. For information regarding this change in accounting estimate, see Note 2 to Item 8 of this Annual Report on Form 10-K.

Selling, General, and Administrative

	Fiscal Years Ended
(dollars in millions)	September 27, 2024	Change	September 29, 2023	Change	September 30, 2022
Selling, general, and administrative	$300.8	(4.2)%	$314.0	(4.8)%	$329.8
% of net revenue	7.2%		6.6%		6.0%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The decrease in selling, general, and administrative expenses in fiscal 2024, as compared to fiscal 2023, was primarily related to a gain on the sale of property, plant, and equipment, a decrease in professional services costs, and a decrease in share-based compensation expense.

Amortization of Intangibles

	Fiscal Years Ended
(dollars in millions)	September 27, 2024	Change	September 29, 2023	Change	September 30, 2022
Amortization of intangibles	$0.9	(97.3)%	$33.2	(66.4)%	$98.9
% of net revenue	—%		0.7%		1.8%

The decrease in amortization expense in fiscal 2024, as compared to fiscal 2023, was primarily due to certain intangible assets that were acquired in prior fiscal years reaching the end of their useful lives.

Impairment, Restructuring, and Other Charges

	Fiscal Years Ended
(dollars in millions)	September 27, 2024	Change	September 29, 2023	Change	September 30, 2022
Impairment, restructuring, and other charges	$150.0	430.0%	$28.3	(7.8)%	$30.7
% of net revenue	3.6%		0.6%		0.6%

Impairment, restructuring, and other charges in fiscal 2024 were primarily due to the abandonment or delay of previously capitalized in-process research and development (“IPR&D”) projects of $147.9 million and employee severance costs.

Impairment, restructuring, and other charges in fiscal 2023 were primarily due to employee severance costs and impairment charges on divested assets.

Interest Expense

	Fiscal Years Ended
(dollars in millions)	September 27, 2024	Change	September 29, 2023	Change	September 30, 2022
Interest expense	$30.7	(52.3)%	$64.4	34.4%	$47.9
% of net revenue	0.7%		1.3%		0.9%

The decrease in interest expense in fiscal 2024, as compared to fiscal 2023, was due to certain debt repayments that reduced the amount of outstanding indebtedness.

Other Income (Expense), Net

	Fiscal Years Ended
(dollars in millions)	September 27, 2024	Change	September 29, 2023	Change	September 30, 2022
Other income (expense), net	$29.7	63.2%	$18.2	828.0%	$(2.5)
% of net revenue	0.7%		0.4%		—%

The increase in other income, net in fiscal 2024, as compared to fiscal 2023, was primarily due to an increase in interest income generated from cash, cash equivalents, and marketable securities.

Provision for Income Taxes

	Fiscal Years Ended
(dollars in millions)	September 27, 2024	Change	September 29, 2023	Change	September 30, 2022
Provision for income taxes	$40.4	(57.9)%	$96.0	(52.3)%	$201.4
% of net revenue	1.0%		2.0%		3.7%

We recorded a provision for income taxes of $40.4 million (which consisted of benefits of $41.5 million and $0.3 million related to United States federal and state income taxes, respectively, and a provision of $82.2 million related to foreign income taxes) and $96.0 million (which consisted of $62.0 million and $34.0 million related to United States and foreign income taxes, respectively) in fiscal 2024 and fiscal 2023, respectively.

The decrease in income tax expense in fiscal 2024, as compared to fiscal 2023, was primarily due to lower income from operations and a higher proportion of foreign income compared to domestic, partially offset by a decrease in the benefit from foreign-derived intangible income (“FDII”), an increase in tax expense related to a change in the reserve for uncertain tax positions, and an increase in the tax on global intangible low-taxed income (“GILTI”), net of foreign tax credits.

Future changes in tax laws could arise related to the BEPS Project of the OECD, including Pillar One and Pillar Two; the European Commission’s “state aid” investigations; enactment of a global corporate minimum tax; and other developments that could have an adverse effect on the taxation of our business, including reducing the availability of tax credits and payment of higher income taxes. Many countries have implemented laws based on Pillar Two which will be effective for us in fiscal year 2025. We continue to evaluate the impact of proposed and enacted legislative changes to our effective tax rate as new guidance becomes available.

See Note 8 to Item 8 of this Annual Report on Form 10-K for additional information regarding income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
(in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Cash and cash equivalents at beginning of period	$718.8	$566.0	$882.9
Net cash provided by operating activities	1,824.7	1,856.4	1,424.6
Net cash used in investing activities	(355.9)	(224.4)	(378.9)
Net cash used in financing activities	(819.0)	(1,479.2)	(1,362.6)
Cash and cash equivalents at end of period	$1,368.6	$718.8	$566.0

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $31.7 million decrease in cash provided by operating activities for fiscal 2024, as compared to fiscal 2023, was primarily related to lower net income, partially offset by favorable changes in working capital of $402.9 million, due primarily to a decrease in inventory and accounts receivable.

Cash used in investing activities:
Cash used in investing activities consists primarily of capital expenditures, cash paid to acquire intangible assets, and cash paid to purchase marketable securities, offset by cash received related to the sale or maturity of marketable securities. The

$131.5 million increase in cash used in investing activities for fiscal 2024, as compared to fiscal 2023, was primarily related to a decrease of $207.5 million in sales of marketable securities, partially offset by a decrease of $17.9 million in purchases of marketable securities and a decrease of $53.3 million in cash used for capital expenditures.

Cash used in financing activities:
Cash used in financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $660.2 million decrease in cash used in financing activities for fiscal 2024, as compared to fiscal 2023, was primarily related to a decrease of $600.0 million for the repayment of debt and a decrease of $98.0 million in stock repurchase activity, partially offset by an increase of $33.9 million in dividend payments.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $1,574.1 million as of September 27, 2024, representing an increase of $835.6 million from September 29, 2023.

We have outstanding $500.0 million of Notes Due 2026 and $500.0 million of Notes Due 2031. During fiscal 2024, 2023, and 2022, we repaid $300.0 million, $900.0 million, and $50.0 million of outstanding borrowings, respectively. We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of September 27, 2024, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026.

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

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments in applying our most critical accounting policies that can have a significant impact on the results we report in our financial statements. The SEC has defined critical accounting estimates as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex, or subjective judgments or estimates. Based on this definition, our most critical accounting estimates include revenue recognition, which impacts the recording of net revenue; inventory valuation, which impacts the cost of goods sold and gross margin; and income taxes, which impacts the income tax provision. These policies and significant judgments involved are discussed further below. We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our significant accounting policies are described in Note 2 to Item 8 of this Annual Report on Form 10-K.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our investment portfolio. Our investment portfolio consists of cash and cash equivalents (money market funds, corporate bonds and notes, and U.S. Treasury and government securities purchased with less than ninety days until maturity) that total approximately $1,368.6 million, and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, and municipal bonds) that total approximately $194.1 million and $11.4 million within short-term and long-term marketable securities, respectively, as of September 27, 2024.

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

Based on our results of operations for the fiscal year ended September 27, 2024, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments to zero would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

We do not believe that investment or interest rate risks currently pose material exposures to our business or results of operations.

Foreign Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A percentage of our international operational expenses are denominated in foreign currencies, and exchange rate volatility could positively or negatively impact those operating costs. For the fiscal years ended September 27, 2024, September 29, 2023, and September 30, 2022, we had foreign exchange losses of $5.2 million, foreign exchange gains of $1.7 million, and foreign exchange losses of $1.4 million, respectively. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufacturers denominated in foreign currencies, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. As of September 27, 2024, we had not entered into any outstanding foreign currency forward or options contracts with financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 38

(2)	Consolidated Statements of Operations for the three years ended September 27, 2024	Page 40

(3)	Consolidated Statements of Comprehensive Income for the three years ended September 27, 2024	Page 41

(4)	Consolidated Balance Sheets at September 27, 2024, and September 29, 2023	Page 42

(5)	Consolidated Statements of Cash Flows for the three years ended September 27, 2024	Page 43

(6)	Consolidated Statements of Stockholders’ Equity for the three years ended September 27, 2024	Page 44

(7)	Notes to Consolidated Financial Statements	Page 45 through 63

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Skyworks Solutions, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries (the Company) as of September 27, 2024 and September 29, 2023, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended September 27, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 27, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 2024 and September 29, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended September 27, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Application of tax laws and regulations
As discussed in Note 2 and Note 8 to the consolidated financial statements, the Company recorded an income tax provision of $40.4 million for the year ended September 27, 2024, which is comprised of current and deferred taxes on domestic and foreign income. The application of tax laws and regulations to calculate tax liabilities is subject to legal and factual interpretation, judgment, and uncertainty in a multitude of jurisdictions. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings.
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
Irvine, California
November 15, 2024

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Fiscal Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Net revenue	$4,178.0	$4,772.4	$5,485.5
Cost of goods sold	2,457.2	2,665.1	2,881.2
Gross profit	1,720.8	2,107.3	2,604.3
Operating expenses:
Research and development	631.7	606.8	617.9
Selling, general, and administrative	300.8	314.0	329.8
Amortization of intangibles	0.9	33.2	98.9
Impairment, restructuring, and other charges	150.0	28.3	30.7
Total operating expenses	1,083.4	982.3	1,077.3
Operating income	637.4	1,125.0	1,527.0
Interest expense	(30.7)	(64.4)	(47.9)
Other income (expense), net	29.7	18.2	(2.5)
Income before income taxes	636.4	1,078.8	1,476.6
Provision for income taxes	40.4	96.0	201.4
Net income	$596.0	$982.8	$1,275.2
Earnings per share:
Basic	$3.72	$6.17	$7.85
Diluted	$3.69	$6.13	$7.81
Weighted average shares:
Basic	160.1	159.4	162.4
Diluted	161.5	160.3	163.3

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Net income	$596.0	$982.8	$1,275.2
Other comprehensive income (loss), net of tax:
Fair value of investments	0.2	—	(0.2)
Pension adjustments	(0.2)	(0.8)	3.3
Comprehensive income	$596.0	$982.0	$1,278.3

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	September 27, 2024	September 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,368.6	$718.8
Marketable securities	194.1	15.6
Receivables, net of allowances of $0.9 and $0.8, respectively	508.8	864.3
Inventory	784.8	1,119.7
Other current assets	484.7	461.1
Total current assets	3,341.0	3,179.5
Property, plant, and equipment, net	1,280.3	1,390.1
Operating lease right-of-use assets	191.6	205.4
Goodwill	2,176.7	2,176.7
Intangible assets, net	900.5	1,222.1
Deferred tax assets, net	303.5	192.3
Marketable securities	11.4	4.1
Other long-term assets	78.3	56.5
Total assets	$8,283.3	$8,426.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171.8	$159.2
Accrued compensation and benefits	127.9	94.3
Current portion of long-term debt	—	299.4
Other current liabilities	303.0	402.8
Total current liabilities	602.7	955.7
Long-term debt	994.3	992.9
Long-term tax liabilities	127.9	162.8
Long-term operating lease liabilities	185.9	188.7
Other long-term liabilities	35.8	43.9
Total liabilities	1,946.6	2,344.0
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 159.9 shares issued and outstanding at September 27, 2024, and 159.5 shares issued and outstanding at September 29, 2023	40.0	39.9
Additional paid-in capital	269.4	172.4
Retained earnings	6,032.9	5,876.0
Accumulated other comprehensive loss	(5.6)	(5.6)
Total stockholders’ equity	6,336.7	6,082.7
Total liabilities and stockholders’ equity	$8,283.3	$8,426.7

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$596.0	$982.8	$1,275.2
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	180.3	185.1	195.2
Depreciation	264.8	387.8	394.4
Amortization of intangible assets, including inventory step-up	186.5	225.9	295.7
Deferred income taxes	(108.4)	(151.2)	68.4
Asset impairment charges	147.9	64.5	20.7
Amortization of debt discount and issuance costs	2.5	4.0	4.0
Other, net	(8.8)	(3.5)	(1.5)
Changes in assets and liabilities:
Receivables, net	355.4	229.8	(337.8)
Inventory	330.4	90.8	(337.3)
Accounts payable	10.4	(87.1)	31.3
Other current and long-term assets and liabilities	(132.3)	(72.5)	(183.7)
Net cash provided by operating activities	1,824.7	1,856.4	1,424.6
Cash flows from investing activities:
Capital expenditures	(157.0)	(210.3)	(489.4)
Purchased intangibles	(26.1)	(25.8)	(20.3)
Purchases of marketable securities	(270.9)	(288.8)	(97.2)
Sales and maturities of marketable securities	86.5	294.0	220.3
Other	11.6	6.5	7.7
Net cash used in investing activities	(355.9)	(224.4)	(378.9)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(36.3)	(35.9)	(88.5)
Repurchase of common stock - stock repurchase program	(77.3)	(175.3)	(886.8)
Dividends paid	(439.1)	(405.2)	(373.1)
Net proceeds from exercise of stock options	1.1	5.1	6.4
Proceeds from employee stock purchase plan	32.6	32.1	29.4
Payments of debt	(300.0)	(900.0)	(50.0)
Net cash used in financing activities	(819.0)	(1,479.2)	(1,362.6)
Net increase (decrease) in cash and cash equivalents	649.8	152.8	(316.9)
Cash and cash equivalents at beginning of period	718.8	566.0	882.9
Cash and cash equivalents at end of period	$1,368.6	$718.8	$566.0
Supplemental cash flow disclosures:
Income taxes paid	$181.2	$228.9	$230.0
Interest paid	$28.3	$62.3	$44.4
Incentives paid in common stock	$1.2	$19.2	$32.2
Non-cash investing in capital expenditures, accrued but not paid	$34.7	$12.0	$43.2

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at October 1, 2021	165.3	$41.3	$77.9	$5,185.8	$(7.9)	$5,297.1
Net income	—	—	—	1,275.2	—	1,275.2
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.4	0.3	(20.7)	—	—	(20.4)
Share-based compensation expense	—	—	173.9	—	—	173.9
Repurchase of common stock	(6.5)	(1.6)	(219.2)	(666.0)	—	(886.8)
Dividends declared	—	—	—	(373.1)	—	(373.1)
Other comprehensive income	—	—	—	—	3.1	3.1
Balance at September 30, 2022	160.2	$40.0	$11.9	$5,421.9	$(4.8)	$5,469.0
Net income	—	$—	$—	$982.8	$—	$982.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.2	0.3	20.4	—	—	20.7
Share-based compensation expense	—	—	191.5	—	—	191.5
Repurchase of common stock	(1.9)	(0.4)	(51.4)	(123.5)	—	(175.3)
Dividends declared	—	—	—	(405.2)	—	(405.2)
Other comprehensive loss	—	—	—	—	(0.8)	(0.8)
Balance at September 29, 2023	159.5	$39.9	$172.4	$5,876.0	$(5.6)	$6,082.7
Net income	—	$—	$—	$596.0	$—	$596.0
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.2	0.3	(1.6)	—	—	(1.3)
Share-based compensation expense	—	—	175.8	—	—	175.8
Repurchase of common stock	(0.8)	(0.2)	(77.2)	—	—	(77.4)
Dividends declared	—	—	—	(439.1)	—	(439.1)
Balance at September 27, 2024	159.9	$40.0	$269.4	$6,032.9	$(5.6)	$6,336.7

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS

Skyworks Solutions, Inc., together with its consolidated subsidiaries (“Skyworks” or the “Company”), is a leading developer, manufacturer and provider of analog and mixed-signal semiconductor products and solutions for numerous applications, including aerospace, automotive, broadband, cellular infrastructure, connected home, defense, entertainment and gaming, industrial, medical, smartphone, tablet, and wearables.

2.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
All Skyworks subsidiaries are included in the Company’s consolidated financial statements and all intercompany balances are eliminated in consolidation. Certain items in the fiscal years 2023 and 2022 financial statements, including certain account groupings in the tax reconciliation disclosure, deferred tax disclosure, and the Consolidated Statements of Stockholders’ Equity, have been reclassified to conform to the fiscal 2024 presentation.

Fiscal Year
The Company’s fiscal year ends on the Friday closest to September 30. The fiscal year ended on September 27, 2024 (“fiscal 2024”), the fiscal year ended on September 29, 2023 (“fiscal 2023”), and the fiscal year ended on September 30, 2022 (“fiscal 2022”), each consisted of 52 weeks.

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

Depreciation is calculated using the straight-line method over the estimated useful lives, which range from five to forty years for buildings and improvements and from seven to ten years for machinery and equipment. Leasehold improvements are depreciated over the lesser of the economic life or the life of the associated lease.

During fiscal 2024, the Company changed its accounting estimate for the expected useful lives of certain machinery and equipment. The Company evaluated its current asset base and reassessed the estimated useful lives of certain machinery and equipment in connection with its recent usage of older equipment, including considering the technological and physical obsolescence of such machinery and equipment. Based on its ability to re-use equipment across generations of process technologies and historical usage trends, the Company determined that the expected useful lives for certain machinery and equipment should be increased by up to two years to reflect more closely the estimated economic lives of those assets. This change in estimate was applied prospectively effective during the first quarter of fiscal 2024 and resulted in a decrease in depreciation expense of $75.4 million during fiscal 2024. This benefit decreased cost of goods sold by $25.8 million and decreased research and development expenses by $9.8 million during fiscal 2024, and decreased ending inventory by $39.8 million as of September 27, 2024. As a result of this change in accounting estimate, net income increased by $35.6 million and diluted earnings per share increased by $0.22 during fiscal 2024.

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

Lease expense for these leases is recognized on a straight-line basis over the lease term. The Company has elected not to recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. Operating leases are included in operating lease ROU assets, other current liabilities, and long-term operating lease liabilities in the Company’s Consolidated Balance Sheets.

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

The Company recognizes liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its recognition threshold and measurement attribute of whether it is more likely than not that the positions the Company has taken in tax filings will be sustained upon tax audit, and the extent to which, additional taxes, interest, and/or penalties would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. The Company recognizes any interest or penalties, if incurred, on any unrecognized tax liabilities or benefits as a component of income tax expense.

Earnings Per Share
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the potentially dilutive incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan using the treasury share method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the conditions have been satisfied, assuming the end of the reporting period was the end of the contingency period.

Stock Repurchase
The Company accounts for stock repurchases in the Consolidated Balance Sheets by reducing common stock for the par value of the shares, reducing paid-in capital for the amount in excess of par to zero during the period in which the shares are repurchased, and recording the residual amount, if any, to retained earnings. Excise tax on stock repurchases is recorded as part of the cost basis of shares acquired in the Consolidated Statements of Stockholders’ Equity.

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

In August 2022, the U.S. government enacted the CHIPS and Science Act, which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing that are placed in service after December 31, 2022.

As of September 27, 2024 and September 29, 2023, there were $6.2 million and $10.2 million, respectively, of receivables in other short-term assets with a corresponding reduction to the carrying amounts of the qualifying manufacturing assets. During fiscal 2024 and fiscal 2023, cost of goods sold benefited by $1.2 million and $0.2 million, respectively, from the investment tax credit, recognized as a reduction of depreciation expense. The Company recognized an immaterial benefit in the Consolidated Statements of Operations in fiscal 2024, fiscal 2023, and fiscal 2022 for grants related to operating activities.

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

3.     MARKETABLE SECURITIES

The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
U.S. Treasury and government securities	$39.0	$15.1	$11.1	$4.1
Corporate bonds and notes	155.0	—	0.3	—
Municipal bonds	0.1	0.5	—	—
Total marketable securities	$194.1	$15.6	$11.4	$4.1

The contractual maturities of noncurrent available-for-sale marketable securities were within two years or less of issuance of the applicable securities. Neither gross unrealized gains and losses nor realized gains and losses were material as of September 27, 2024, or September 29, 2023.

4.    FAIR VALUE

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2, or 3 assets or liabilities during fiscal 2024.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of
	September 27, 2024				September 29, 2023
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$1,368.6	$1,199.1	$169.5	$—	$718.8	$718.5	$0.3	$—
U.S. Treasury and government securities	50.1	36.5	13.6	—	19.2	—	19.2	—
Corporate bonds and notes	155.3	—	155.3	—	—	—	—	—
Municipal bonds	0.1	—	0.1	—	0.5	—	0.5	—
Total assets at fair value	$1,574.1	$1,235.6	$338.5	$—	$738.5	$718.5	$20.0	$—
(1) Cash equivalents included in Levels 1 and 2 consist of money market funds, corporate bonds and notes, and U.S. Treasury and government securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. During fiscal 2024, the Company recorded impairment charges of $147.9 million primarily related to the abandonment or delay of previously capitalized in-process research and development (“IPR&D”) projects recorded within impairment, restructuring, and other charges. During fiscal 2023, the Company recorded impairment charges of $64.5 million primarily due to reduced overall market demand related to long-term supply capacity deposits of $47.5 million recorded within cost of goods sold and a loss on divested assets of $12.3 million recorded within impairment, restructuring, and other charges. During fiscal 2022, the Company recorded impairment charges of $20.7 million primarily related to the abandonment of two previously capitalized IPR&D projects recorded within impairment, restructuring, and other charges.

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets.

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	September 27, 2024		September 29, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.80% Senior Notes due 2026	$498.5	$478.4	$497.7	$444.5
3.00% Senior Notes due 2031	495.8	441.2	495.2	390.4
Total debt under Senior Notes	$994.3	$919.6	$992.9	$834.9

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	September 27, 2024	September 29, 2023
Raw materials	$30.3	$57.2
Work-in-process	520.5	746.8
Finished goods	234.0	315.7
Total inventory	$784.8	$1,119.7

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	September 27, 2024	September 29, 2023
Land and improvements	$11.9	$11.8
Buildings and improvements	610.2	588.2
Furniture and fixtures	81.3	74.8
Machinery and equipment	3,418.0	3,389.3
Construction in progress	88.7	107.6
Total property, plant, and equipment, gross	4,210.1	4,171.7
Accumulated depreciation	(2,929.8)	(2,781.6)
Total property, plant, and equipment, net	$1,280.3	$1,390.1

7.     GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance was $2,176.7 million as of each of September 27, 2024, and September 29, 2023. In fiscal 2024, the Company performed an impairment test of its goodwill and its indefinite-lived intangible assets as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of these tests indicated that the Company’s goodwill was not impaired. Refer to Note 4 for a discussion of IPR&D impairments of $146.7 million and $20.7 million in fiscal 2024 and fiscal 2022, respectively. There was no IPR&D impairment in fiscal 2023.

Intangible assets consist of the following (in millions):

		As of
	Weighted Average Amortization Period (Years)	September 27, 2024			September 29, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and other	6.3	$1,379.6	$(540.7)	$838.9	$1,290.4	$(379.4)	$911.0
Technology licenses	3.1	75.0	(48.8)	26.2	75.8	(36.0)	39.8
In-process research and development		35.4	—	35.4	271.3	—	271.3
Total intangible assets		$1,490.0	$(589.5)	$900.5	$1,637.5	$(415.4)	$1,222.1

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. During fiscal 2024, $89.1 million of IPR&D assets were transferred to definite-lived intangible assets, of which $33.4 million is being amortized over their useful lives of 12 years and $55.7 million is being amortized over their useful lives of 8 years. Amortization expense related to definite-lived intangible assets was $186.5 million, $225.9 million, and $288.4 million during fiscal 2024, fiscal 2023, and fiscal 2022, respectively, primarily recorded within cost of goods sold.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	2025	2026	2027	2028	2029	Thereafter
Amortization expense	$168.7	$140.4	$124.4	$100.2	$86.9	$244.5

8.    INCOME TAXES

Income before income taxes consists of the following components (in millions):

	Fiscal Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
United States	$1.9	$484.9	$663.0
Foreign	634.5	593.9	813.6
Income before income taxes	$636.4	$1,078.8	$1,476.6

The provision for income taxes consists of the following components (in millions):

	Fiscal Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Current tax expense:
Federal	$79.0	$164.4	$88.7
State	0.2	0.1	0.1
Foreign	60.8	74.4	51.5
	140.0	238.9	140.3
Deferred tax expense (benefit):
Federal	(120.5)	(102.4)	43.9
State	(0.5)	(0.1)	0.1
Foreign	21.4	(40.4)	17.1
	(99.6)	(142.9)	61.1

Provision for income taxes	$40.4	$96.0	$201.4

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States federal statutory income tax rate to the provision for income tax expense is as follows (in millions):

	Fiscal Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Tax expense at United States statutory rate	$133.6	$226.5	$310.1
Foreign tax rate difference	(84.7)	(90.7)	(105.3)
Effect of stock compensation	11.3	16.0	(13.1)
Research and development credits	(28.7)	(29.7)	(26.1)
Change in tax reserve	11.1	8.1	7.4
Global Intangible Low-Taxed Income	18.1	16.3	36.1
Foreign Derived Intangible Income	(49.3)	(65.9)	(39.9)
Section 162(m) limitation	10.6	10.9	21.0
Other, net	18.4	4.5	11.2
Provision for income taxes	$40.4	$96.0	$201.4

The Company operated in foreign jurisdictions with income tax rates lower than the United States tax rate of 21.0% for fiscal 2024, fiscal 2023, and fiscal 2022.

The Company had accrued $46.1 million and $57.0 million of the deemed repatriation tax in short-term and long-term liabilities within the Consolidated Balance Sheets, respectively, as of September 27, 2024. The Company had accrued $34.9 million and $105.8 million of the deemed repatriation tax in short-term and long-term liabilities within the Consolidated Balance Sheets, respectively, as of September 29, 2023. The remaining repatriation tax is payable over the next two years.

The Company operates under a tax holiday in Singapore, which is effective through September 30, 2025, with the ability to extend through September 30, 2030. The current tax holiday is conditioned upon the Company’s compliance with certain conditions, including employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore taxes owed by $67.7 million, $66.0 million, and $96.6 million during fiscal 2024, fiscal 2023, and fiscal 2022, respectively, which resulted in tax benefits of $0.42, $0.41, and $0.59 of diluted earnings per share, respectively. These tax benefits were partially offset by an increase in tax expense on GILTI.

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in millions):

	As of
	September 27, 2024	September 29, 2023
Deferred tax assets:
Inventory	$44.5	$24.1
Accrued compensation and benefits	16.5	14.4
Product returns, allowances, and warranty	5.5	7.0
Share-based and other deferred compensation	25.3	24.5
Net operating loss carry forwards	6.4	12.2
Tax credits	165.7	155.7
Operating leases	46.1	45.6
R&D capitalization	170.4	95.3
Intangible assets	50.0	24.4
Other, net	4.8	6.8
Deferred tax assets	535.2	410.0
Less valuation allowance	(174.1)	(164.2)
Net deferred tax assets	361.1	245.8
Deferred tax liabilities:
Property, plant, and equipment	(22.5)	(18.3)
Operating leases	(47.0)	(44.3)
Net deferred tax liabilities	(69.5)	(62.6)
Total net deferred tax assets	$291.6	$183.2

The deferred tax assets and liabilities based on tax jurisdictions are presented on our Consolidated Balance Sheets as follows (in millions):

	As of
	September 27, 2024	September 29, 2023
Deferred tax assets	$303.5	$192.3
Deferred tax liabilities	(11.9)	(9.1)
Net deferred tax assets	$291.6	$183.2

In accordance with GAAP, management has determined that it is more likely than not that a portion of the Company’s historic and current year income tax benefits will not be realized. As of September 27, 2024, the Company has a valuation allowance of $174.1 million. This valuation allowance is comprised of $155.4 million related to United States federal and state tax attributes and $18.7 million related to foreign deferred tax assets. The United States tax credits relate primarily to California research tax credits that can be carried forward indefinitely, for which the Company has provided a full valuation allowance. The Company does not anticipate sufficient taxable income or tax liability to utilize the United States and foreign credits. If these benefits are recognized in a future period, the valuation allowance on deferred tax assets will be reversed and up to a $174.1 million income tax benefit may be recognized. The Company will need to generate $1.2 billion of future United States federal taxable income to utilize its United States deferred tax assets, net of deferred tax liabilities and excluding state deferred tax assets with a full valuation allowance, as of September 27, 2024. The Company believes that future reversals of taxable temporary differences, and its forecast of continued earnings in its domestic and foreign jurisdictions, support its decision to not record a valuation allowance on other deferred tax assets. The Company will continue to assess its valuation allowance in future periods. The net valuation allowance increased by $9.9 million in fiscal 2024 primarily related to increases in state tax credit carryforwards.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized Tax Benefits
Balance at September 29, 2023	$57.9
Increases based on positions related to prior years	18.4
Decreases based on positions related to prior years	(7.7)
Increases based on positions related to current year	7.9
Decreases based on expirations of statute of limitations	(8.1)
Decreases based on settlements with taxing authorities	(6.1)
Balance at September 27, 2024	$62.3

Of the total unrecognized tax benefits at September 27, 2024, $47.3 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance on certain tax attributes.

The Company anticipates reversals within the next 12 months related to items such as the lapse of the statute of limitations, audit closures, and other items that occur in the normal course of business. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that its unrecognized tax benefits will be reduced by $5.7 million in the next 12 months due to expiration of the applicable statute of limitations. During fiscal 2024, fiscal 2023, and fiscal 2022, the Company recognized $5.5 million, $2.9 million, and $1.2 million, respectively, of interest or penalties related to unrecognized tax benefits. Accrued interest and penalties of $11.7 million and $6.2 million related to uncertain tax positions have been included in long-term tax liabilities within the Consolidated Balance Sheets as of September 27, 2024, and September 29, 2023, respectively.

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

The Company’s major tax jurisdictions as of September 27, 2024 are the United States, California, Canada, Mexico, Japan, and Singapore. For the United States, the Company has open tax years dating back to fiscal 2021. For California, the Company has open tax years dating back to fiscal 2004. For Canada, the Company has open tax years dating back to fiscal 2017. For Mexico, the Company has open tax years dating back to fiscal 2014. For Japan, the Company has open tax years dating back to fiscal 2017. For Singapore, the Company has open tax years dating back to fiscal 2017. The Company is subject to audit examinations by the respective taxing authorities on a periodic basis, of which the results could impact its financial position, results of operations, or cash flows.

In August 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion. The Company is subject to the provisions of CAMT in fiscal 2024. CAMT had no impact to the Company’s consolidated financial statements for fiscal 2024.

9.     STOCKHOLDERS’ EQUITY

Common Stock
At September 27, 2024, the Company is authorized to issue 525.0 million shares of common stock, par value $0.25 per share, of which 159.9 million shares are issued and outstanding.

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

Preferred Stock
The Company’s Certificate of Incorporation has authorized and permits the Company to issue up to 25.0 million shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations, and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At September 27, 2024, the Company had no shares of preferred stock issued or outstanding.

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

During fiscal 2024, the Company paid $77.4 million (including commissions and excise tax, as applicable) in connection with the repurchase of 0.8 million shares of its common stock (paying an average price of $101.33 per share), all of which shares were repurchased pursuant to the January 31, 2023 stock repurchase program. As of September 27, 2024, $1.9 billion remained available under the January 31, 2023 stock repurchase program.

During fiscal 2023, the Company paid $175.3 million (including commissions) in connection with the repurchase of 1.9 million shares of its common stock (paying an average price of $90.60 per share), all of which shares were repurchased pursuant to the January 26, 2021 stock repurchase program. During fiscal 2022, the Company paid $886.8 million (including commissions) in connection with the repurchase of 6.5 million shares of its common stock (paying an average price of $136.32 per share), all of which shares were repurchased pursuant to the January 26, 2021 stock repurchase program.

Dividends
On November 12, 2024, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.70 per share. This dividend is payable on December 24, 2024, to the Company’s stockholders of record as of the close of business on December 3, 2024. Future dividends are subject to declaration by the Board of Directors.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	Fiscal Years Ended
	September 27, 2024		September 29, 2023
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.68	$108.9	$0.62	$99.4
Second quarter	0.68	109.1	0.62	98.6
Third quarter	0.68	109.1	0.62	98.7
Fourth quarter	0.70	112.0	0.68	108.5
Total dividends	$2.74	$439.1	$2.54	$405.2

Employee Stock Benefit Plans
As of September 27, 2024, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

•the 2002 Employee Stock Purchase Plan, as Amended
•the Non-Qualified Employee Stock Purchase Plan, as Amended
•the Amended and Restated 2008 Director Long-Term Incentive Plan
•the Second Amended and Restated 2015 Long-Term Incentive Plan

Except for the Non-Qualified Employee Stock Purchase Plan, as Amended, each of the foregoing equity compensation plans was approved by the Company’s stockholders.

As of September 27, 2024, a total of 45.4 million shares are authorized for grant under the Company’s share-based compensation plans. The number of common shares reserved for future awards to employees and directors under these plans was 14.7 million at September 27, 2024. The Company currently grants new equity awards to employees under the Second Amended and Restated 2015 Long-Term Incentive Plan and to non-employee directors under the Amended and Restarted 2008 Director Long-Term Incentive Plan, as Amended.

Second Amended and Restated 2015 Long-Term Incentive Plan. Under this plan, officers, employees, and certain consultants may be granted stock options, restricted stock units, performance stock units, and other share-based awards. The plan has been approved by the stockholders. Under the plan, up to 30.5 million shares have been authorized for grant. A total of 11.6 million shares were available for new grants as of September 27, 2024. The maximum contractual term of options under the plan is seven years from the date of grant. Options granted under the plan at the determination of the compensation committee generally vest ratably over four years. Restricted stock units granted under the plan at the determination of the compensation committee generally vest over three or more years. No dividends or dividend equivalents are accumulated or paid with respect to restricted stock unit awards or other awards until the shares underlying such awards vest and are issued to the award holder. Performance stock units are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over one or more years.

Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended. Under this plan, non-employee directors may be granted stock options, restricted stock units, and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 1.5 million shares have been authorized for grant. A total of 0.5 million shares were available for new grants as of September 27, 2024. The maximum contractual term of options granted under the plan is ten years from the date of grant. Options granted under the plan generally vest ratably over four years. Restricted stock units granted under the plan generally vest over one or more years.

Employee Stock Purchase Plans. The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 15% of their compensation. The price per share is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period (six months). The plans provide for purchases by employees of up to an aggregate of 13.5 million shares. Shares of common stock purchased under these plans during fiscal 2024, fiscal 2023, and fiscal 2022, were 0.4 million, 0.3 million, and 0.3 million, respectively. At September 27, 2024, there were 2.6 million shares available for purchase. The Company recognized compensation expense of $10.1 million, $10.9 million, and $9.2 million during fiscal 2024, fiscal 2023, and fiscal 2022, respectively, related to the employee stock purchase plan. The unrecognized compensation expense on the employee stock purchase plan at September 27, 2024, was $4.4 million. The weighted average period over which the cost is expected to be recognized is approximately four months.

Restricted and Performance Awards and Units
The following table represents a summary of the Company’s restricted and performance awards and units:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested awards outstanding at September 29, 2023	3.4	$112.69
Granted (1)	2.5	$92.24
Vested	(1.2)	$117.84
Canceled/forfeited	(0.4)	$121.22
Non-vested awards outstanding at September 27, 2024	4.3	$98.51
(1) Includes performance stock awards granted and earned assuming target performance under the underlying performance metrics.

The weighted-average grant date fair value per share for awards granted during fiscal 2024, fiscal 2023, and fiscal 2022, was $92.24, $92.86, and $151.20, respectively.

The following table summarizes the total intrinsic value for awards vested (in millions):

	Fiscal Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Awards	$111.8	$111.9	$249.6

Valuation and Expense Information
The following table summarizes pre-tax share-based compensation expense by financial statement line item and related tax benefit (in millions):

	Fiscal Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Cost of goods sold	$32.0	$20.7	$26.9
Research and development	85.5	94.8	93.8
Selling, general, and administrative	62.8	69.6	74.5
Total share-based compensation	$180.3	$185.1	$195.2

Share-based compensation tax expense (benefit)	$18.9	$9.1	$(20.1)
Capitalized share-based compensation expense at period end	$10.1	$14.5	$6.8

The following table summarizes total compensation costs related to unvested share-based awards not yet recognized and the weighted-average period over which it is expected to be recognized as of September 27, 2024:

	Unrecognized Compensation Cost for Unvested Awards (in millions)	Weighted Average Remaining Recognition Period (in years)
Awards	$253.1	3.2

The fair value of the restricted stock units is equal to the closing market price of the Company’s common stock on the date of grant.

The Company issued performance stock unit awards during fiscal 2024, fiscal 2023, and fiscal 2022 that contained market-based conditions. The fair value of these performance stock unit awards was estimated on the date of the grant using a Monte Carlo simulation with the following weighted-average assumptions:

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Volatility of common stock	37.36%	45.71%	44.04%
Average volatility of peer companies	30.95%	40.74%	46.28%
Average correlation coefficient of peer companies	0.54	0.65	0.65
Risk-free interest rate	4.61%	4.51%	0.79%
Dividend yield	3.04%	2.80%	1.40%

10.     LEASES

The Company’s lease arrangements consist primarily of corporate, manufacturing, design, and other facility agreements as well as various machinery and office equipment agreements. The leases expire at various dates through 2061, some of which include options to extend the lease term. The longest potential remaining lease term consists of a 37 year land lease in Osaka, Japan.

During fiscal 2024, fiscal 2023, and fiscal 2022, the Company recorded $35.5 million, $39.8 million, and $43.6 million of operating lease expense, and $20.6 million, $19.2 million, and $12.3 million of variable lease expense, respectively.

Supplemental cash information and non-cash activities related to operating leases are as follows (in millions):

	Fiscal Year Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Operating cash outflows from operating leases	$35.4	$34.0	$32.0
Operating lease assets obtained in exchange for new lease liabilities	$16.2	$11.1	$84.6

Operating leases are classified as follows (in millions):

	As of
	September 27, 2024	September 29, 2023
Other current liabilities	$20.2	$28.3
Long-term operating lease liabilities	185.9	188.7
Total lease liabilities	$206.1	$217.0

Maturities of lease liabilities under operating leases by fiscal year are as follows (in millions):

As of
September 27, 2024
2025	$20.0
2026	32.4
2027	31.0
2028	28.4
2029	26.1
Thereafter	102.4
Total lease payments	240.3
Less: imputed interest	(34.2)
Present value of lease liabilities	206.1
Less: current portion (included in other current liabilities)	(20.2)
Long-term operating lease liabilities	$185.9

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

	As of
	September 27, 2024	September 29, 2023
Weighted-average remaining lease term (in years)	11.9	12.3
Weighted-average discount rate	3.7%	3.6%

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

Purchase Commitments
The Company purchases materials primarily pursuant to individual purchase orders, some of which have underlying master purchase agreements. Some of these purchase commitments are cancellable, and some are non-cancelable, depending on the terms with each individual supplier. In the event of cancellation, the Company may be required to pay costs incurred through the date of cancellation or other fees. When cancellation would result in incurring costs or other fees, the Company has historically sought to negotiate amended terms to the original agreements and orders to limit its exposure. As such, the Company believes that purchase commitments as of any particular date may not be a reliable indicator of future liabilities.

The Company maintains certain minimum purchase commitments under long-term capacity reservation agreements primarily with foundries for the purchase of wafers. Under these agreements, the Company has agreed to pay a combination of refundable deposits and prepayments to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements. During fiscal 2023, the Company recorded impairment charges of $47.5 million within cost of goods sold due to reduced overall market demand related to long-term supply capacity deposits. As of September 27, 2024, the deposits and prepayments under the long-term capacity reservation agreements were $141.7 million and $3.0 million, respectively, recorded within other current assets, and $1.3 million and $21.8 million, respectively, recorded within other long-term assets. As of September 29, 2023, the deposits and prepayments under the long-term capacity reservation agreements were $41.7 million and $1.3 million, respectively, recorded within other current assets and $16.0 million of prepayments recorded within other long-term assets.

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

13.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Fiscal Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Net income	$596.0	$982.8	$1,275.2

Weighted average shares outstanding – basic	160.1	159.4	162.4
Dilutive effect of equity-based awards	1.4	0.9	0.9
Weighted average shares outstanding – diluted	161.5	160.3	163.3

Net income per share – basic	$3.72	$6.17	$7.85
Net income per share – diluted	$3.69	$6.13	$7.81

Anti-dilutive common stock equivalents	—	0.1	0.7

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during fiscal 2024, fiscal 2023, and fiscal 2022, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

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

Disaggregation of Revenue and Geographic Information
The Company presents net revenue by geographic area, based upon the location of the OEMs’ headquarters, and by sales channel, as it believes that doing so best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Individually insignificant OEMs are presented based upon the location of the Company’s direct customer, which is typically a distributor.

Net revenue by geographic area is as follows (in millions):

	Fiscal Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
United States	$3,202.2	$3,603.9	$3,685.7
Taiwan	317.5	344.4	430.4
China	303.4	358.3	599.6
South Korea	203.9	198.3	458.2
Europe, Middle East, and Africa	114.5	204.2	235.8
Other Asia-Pacific	36.5	63.3	75.8
Total net revenue	$4,178.0	$4,772.4	$5,485.5

Net revenue by sales channel is as follows (in millions):

	Fiscal Years Ended
	September 27, 2024	September 29, 2023	September 30, 2022
Distributors	$3,622.6	$4,235.7	$4,488.1
Direct customers	555.4	536.7	997.4
Total net revenue	$4,178.0	$4,772.4	$5,485.5

The Company’s revenue from external customers is generated principally from the sale of semiconductor products. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

Property, plant, and equipment, net based on the physical locations within the indicated geographic areas are as follows (in millions):

	As of
	September 27, 2024	September 29, 2023
Japan	$526.1	$606.4
Singapore	250.2	307.5
Mexico	244.2	233.1
United States	234.7	219.7
Rest of world	25.1	23.4
Total property, plant, and equipment, net	$1,280.3	$1,390.1

Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade accounts receivable are primarily derived from sales to manufacturers of communications and consumer products and electronic component distributors. The Company performs ongoing credit evaluations of customers.

During fiscal 2024, fiscal 2023, and fiscal 2022, Apple, through sales to multiple distributors, contract manufacturers, and direct sales for multiple applications including smartphones, tablets, desktop, and notebook computers, watches and other devices, in the aggregate accounted for 69%, 66%, and 58% of the Company’s net revenue, respectively.

The Company’s three largest accounts receivable balances comprised 80% and 83% of aggregate gross accounts receivable as of September 27, 2024 and September 29, 2023, respectively.

15.    SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	September 27, 2024	September 29, 2023
Prepaid expenses	$234.8	$306.0
Other	249.9	155.1
Total other current assets	$484.7	$461.1

Other current liabilities consist of the following (in millions):

	As of
	September 27, 2024	September 29, 2023
Accrued customer liabilities	$192.2	$270.9
Accrued taxes	52.5	58.8
Short-term operating lease liabilities	20.2	28.3
Other	38.1	44.8
Total other current liabilities	$303.0	$402.8

16.    DEBT

Debt consists of the following (in millions, except percentages):

	Effective Interest Rate	As of
		September 27, 2024	September 29, 2023
1.80% Senior Notes due 2026	1.97%	$500.0	$500.0
3.00% Senior Notes due 2031	3.13%	500.0	500.0
Term Loans due 2024	(1)	—	300.0
Unamortized debt discount and issuance costs		(5.7)	(7.7)
Total debt		994.3	1,292.3
Less: current portion of long-term debt		—	(299.4)
Total long-term debt		$994.3	$992.9
(1) In fiscal 2023, the effective interest rate of the Terms Loans due in 2024 was 6.37%.

Senior Notes
On May 26, 2021, the Company issued $500.0 million of its 0.90% Senior Notes due 2023 (the “2023 Notes”), $500.0 million of its 1.80% Senior Notes due 2026 (the “2026 Notes”), and $500.0 million of its 3.00% Senior Notes due 2031 (the “2031 Notes” and, together with the 2026 Notes, the “Notes”). During fiscal 2023, the Company repaid $500.0 million of the 2023 Notes at maturity. The Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of its existing and future senior unsecured debt but effectively junior to any of the Company’s senior secured debt to the extent of the value of collateral securing such debt and are structurally subordinated to all existing and future obligations of the Company’s subsidiaries. The Notes will mature on each respective maturity date, unless earlier redeemed in accordance with their terms. Interest on the Notes is payable on June 1 and December 1 of each year.

The Company may redeem all or a portion of the 2026 Notes and the 2031 Notes at any time and from time to time prior to maturity, in whole or in part, for cash at the applicable redemption prices set forth in the respective supplemental indenture. If the Company undergoes a change of control repurchase event, as defined in the indenture governing the Notes (as supplemented, the “Indenture”), holders may require the Company to repurchase the Notes in whole or in part for cash at a price equal to 101% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest. As of September 27, 2024, the Company considered the likelihood of acceleration related to the 2026 and 2031 Notes and recorded the Notes as long-term debt. The Notes are recorded net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.

The Indenture contains customary events of default, including failure to make required payments of principal and interest, certain events of bankruptcy and insolvency, and default in the performance or breach of any covenant or warranty contained in the Indenture or the Notes. As of September 27, 2024, the Company was in compliance with all debt covenants under the Senior Notes.

Term Credit Agreement
On May 21, 2021, the Company entered into a term credit agreement (as amended, the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). On July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price for the acquisition of the Infrastructure and Automotive business of Silicon Laboratories Inc. and to pay fees and expenses incurred in connection therewith. During fiscal 2024, fiscal 2023, and fiscal 2022, the Company repaid $300.0 million, $400.0 million, and $50.0 million, respectively, of outstanding borrowings under the Term Loans. The Term Credit Agreement expired on July 26, 2024.

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

The Revolving Credit Agreement contains customary representations and warranties and covenants, including restrictions on the incurrence of indebtedness by non-guarantor subsidiaries and the creation of liens, and a financial covenant consisting of a limitation on leverage, defined as consolidated total indebtedness divided by consolidated earnings before interest, taxes, depreciation, and amortization for the period of four consecutive quarters not to exceed a ratio of 3.0 to 1.0. As of September 27, 2024, there were no borrowings outstanding and the Company was in compliance with all debt covenants under the Revolver.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of September 27, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework.

Based on their assessment, management concluded that, as of September 27, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as stated within their report which appears herein.

Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2024, we completed the implementation of our new enterprise resource planning (“ERP”) system and have modified certain existing internal control processes and procedures related to the new system. These changes did not materially affect our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of fiscal 2024. As we add new functionality under this ERP system, we will continue to assess the impact on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Director and Officer Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal 2024.

Principal Accounting Officer Transition
On November 11, 2024, Philip Carter notified the Company of his intention to resign from his position as Vice President, Corporate Controller and principal accounting officer (“PAO”) of the Company to pursue another opportunity. Mr. Carter’s departure is not due to any disagreement with the Company on any matter relating to the Company’s financial statements, internal control over financial reporting, operations, policies or practices. Mr. Carter will continue to serve as PAO of the Company through November 15, 2024. Effective upon Mr. Carter’s resignation, Kris Sennesael, age 55, Senior Vice President and Chief Financial Officer of the Company, a role he has held since he joined the Company in August 2016, will assume the role of PAO of the Company.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers,” “Corporate Governance─Committees of the Board of Directors,” and “Other Matters—Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item (other than the information required by Item 402(v) of Regulation S-K) is contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is contained in our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)        The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)	Page 38
	Consolidated Statements of Operations for the three years ended September 27, 2024	Page 40
	Consolidated Statements of Comprehensive Income for the three years ended September 27, 2024	Page 41
	Consolidated Balance Sheets at September 27, 2024, and September 29, 2023	Page 42
	Consolidated Statements of Cash Flows for the three years ended September 27, 2024	Page 43
	Consolidated Statements of Stockholders’ Equity for the three years ended September 27, 2024	Page 44
	Notes to Consolidated Financial Statements	Page 45 through 63

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:
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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1^	Asset Purchase Agreement, dated as of April 22, 2021, by and between Skyworks Solutions, Inc., and Silicon Laboratories Inc.	8-K	001-05560	2.1	4/22/2021
3.1	Restated Certificate of Incorporation	10-Q	001-05560	3.1	8/8/2023
3.2	Fourth Amended and Restated By-laws	8-K	001-05560	3.1	5/12/2023
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
4.2	Description of Capital Stock	10-K	001-05560	4.2	11/14/2019
4.3	Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.1	5/26/2021
4.4	First Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.2	5/26/2021
4.5	Second Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.3	5/26/2021
4.6	Third Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.4	5/26/2021
10.1*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.2	7/31/2024
10.2*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.3	7/31/2024
10.3*	Skyworks Solutions, Inc. Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/4/2022
10.4*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.5*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.6*
Skyworks Solutions, Inc. Second Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Annex 1 to the Company's Definitive Proxy Statement filed with the SEC on March 28, 2024)
		DEF 14A	001-05560		3/28/2024
10.7*	Form of Nonstatutory Stock Option Agreement under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan					X
10.8*	Form of Performance Share Agreement under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan					X
10.9*	Form of Restricted Stock Unit Agreement under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan					X
10.10*^	Fiscal Year 2024 Executive Incentive Plan	10-Q	001-05560	10.1	1/31/2024
10.11*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	5/1/2024
10.12*	Second Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Liam Griffin	10-Q	001-05560	10.1	8/8/2023

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.13*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Kris Sennesael	10-Q	001-05560	10.2	8/8/2023
10.14*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Robert J. Terry	10-Q	001-05560	10.3	8/8/2023
10.15*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Carlos S. Bori	10-Q	001-05560	10.4	8/8/2023
10.16*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Kari A. Durham	10-Q	001-05560	10.5	8/8/2023
10.17*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Reza Kasnavi	10-Q	001-05560	10.6	8/8/2023
10.18	Debt Commitment Letter, dated as of April 22, 2021, by and between Skyworks Solutions, Inc., and JPMorgan Chase Bank, N.A	8-K	001-05560	10.1	4/22/2021
10.19^	Revolving Credit Agreement, dated as of May 21, 2021, among the Company, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-05560	10.2	5/26/2021
10.20^	First Amendment, dated as of March 6, 2023, among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, amending the Revolving Credit Agreement, dated as of May 21, 2021, by and among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and the administrative agent	8-K	001-05560	10.2	3/10/2023
19	Skyworks Solutions, Inc. Company Policy Regarding Insider Trading and Disclosure of Material Non-Public Information					X
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Skyworks Solutions, Inc. Executive Compensation Recovery Policy					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Date: November 15, 2024	SKYWORKS SOLUTIONS, INC.
Registrant

	By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 15, 2024.

Signature and Title	Signature and Title

/s/ Liam K. Griffin	/s/ Alan S. Batey
Liam K. Griffin	Alan S. Batey
Chairman, Chief Executive Officer and President	Director
(Principal Executive Officer)
/s/ Kevin L. Beebe
/s/ Kris Sennesael	Kevin L. Beebe
Kris Sennesael	Director
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)	/s/ Eric J. Guerin
Eric J. Guerin
/s/ Philip Carter	Director
Philip Carter
Vice President and Corporate Controller	/s/ Christine King
(Principal Accounting Officer)	Christine King
Director

/s/ Suzanne E. McBride
Suzanne E. McBride
Director

/s/ David P. McGlade
David P. McGlade
Director

/s/ Robert A. Schriesheim
Robert A. Schriesheim
Director

/s/ Maryann Turcke
Maryann Turcke
Director