Form 10-K/A
period 2024-09-27
SKYWORKS SOLUTIONS, INC.
filed 2025-01-24
CIK 4127

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on March 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $17.3 billion. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of January 17, 2025, was 160,741,022.

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K of Skyworks Solutions, Inc. (“Skyworks” or the “Company”), for the year ended September 27, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on November 15, 2024 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of providing the information required in Part III of Form 10-K, as the Company’s 2025 Annual Meeting of Stockholders is scheduled for May 14, 2025, and, accordingly, the Company’s Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth for each director and executive officer of the Company his or her position with the Company as of January 17, 2025:

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
Directors

Liam K. Griffin, age 58, is Chairman, Chief Executive Officer and President of the Company. Prior to his appointment as Chairman of the Board in May 2021, Mr. Griffin had served as Chief Executive Officer and a director since May 2016 and as President since May 2014. He served as Executive Vice President and Corporate General Manager from November 2012 to May 2014, Executive Vice President and General Manager, High Performance Analog from May 2011 to November 2012, and Senior Vice President, Sales and Marketing from August 2001 to May 2011. Previously, Mr. Griffin was employed by Vectron International, a division of Dover Corp., as Vice President of Worldwide Sales from 1997 to 2001 and as Vice President of North American Sales from 1995 to 1997.
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

Christine King, age 75, has been a director since 2014 and Lead Independent Director since 2019. Ms. King served as Executive Chairman of QLogic Corporation (a publicly traded developer of high performance server and storage networking connectivity products) from August 2015 until August 2016, when it was acquired by Cavium, Inc. Previously, she served as Chief Executive Officer of Standard Microsystems Corporation (“Standard Microsystems”) (a publicly traded developer of silicon-based integrated circuits utilizing analog and mixed-signal technologies) from 2008 until the company’s acquisition in 2012 by Microchip Technology, Inc. Prior to Standard Microsystems, Ms. King was Chief Executive Officer of AMI Semiconductor, Inc., a publicly traded company, from 2001 until it was acquired by ON Semiconductor Corp. in 2008.
Other Public Company Boards Current •None Past 5 Years •Allegro MicroSystems, Inc. (until 2021) •IDACORP, Inc. (until 2021)

Qualifications: We believe that Ms. King’s qualifications to serve as a director include her extensive management and operational experience in the high-tech and semiconductor industries as well as her significant strategic and financial expertise.

Alan S. Batey, age 61, has been a director since 2019. Mr. Batey served as Executive Vice President and President of North America for General Motors Company (a publicly traded automotive manufacturer), as well as the Global Brand Chief for Chevrolet, a division of General Motors Company, from 2014 until 2019. His career spans more than 39 years with General Motors where he held various senior management positions in operations, marketing, and sales around the world.
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

Kevin L. Beebe, age 65, has been a director since 2004. He has been President and Chief Executive Officer of 2BPartners, LLC (a partnership that provides strategic, financial, and operational advice to private equity investors and management) since 2007. In 2014, Mr. Beebe became a founding partner of Astra Capital Management (a private equity firm based in Washington, D.C.). Previously, beginning in 1998, he was Group President of Operations at ALLTEL Corporation (a telecommunications services company).

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

Eric J. Guerin, age 53, has been a director since 2022. He currently serves as Chief Financial Officer of RB Global (a publicly traded provider of insights, services and transaction solutions for buyers and sellers of commercial assets and vehicles), a role he has held since January 2024. Previously, Mr. Guerin served as Senior Vice President and Chief Financial Officer of Veritiv Corporation (a formerly publicly traded provider of packaging and hygiene products), from March 2023 to December 2023 and its Senior Vice President-Finance from January 2023 to March 2023. Prior to that, he served as Executive Vice President and Chief Financial Officer of CDK Global Inc. (a formerly publicly traded provider of integrated technology solutions to the automotive industry) from 2021 to 2022. From 2016 to 2021, he served as Division Vice President and sector Chief Financial Officer at Corning Glass Technologies, a division of Corning, Inc. Previously, he served in financial leadership roles with Flowserve Corporation, Novartis Corporation, Johnson & Johnson Services Inc., and AstraZeneca PLC.
Other Public Company Boards Current •None Past 5 Years •Natus Medical Incorporated (until 2022)

Qualifications: We believe that Mr. Guerin’s qualifications to serve as a director include his financial and operational expertise, together with his extensive engagements within Asia-Pacific markets.

Suzanne E. McBride, age 56, has been a director since 2022. Ms. McBride serves as Chief Operations Officer for Iridium Communications Inc. (“Iridium”) (a publicly traded operator of a global satellite communications network). Prior to rejoining Iridium in February 2019, where she had previously served from 2007 to 2016 in various leadership roles, Ms. McBride served from June 2016 to January 2019 as Senior Vice President and Chief Operations Officer for OneWeb (a privately held company building a space-based global communications network that filed a voluntary petition for Chapter 11 bankruptcy protection on March 27, 2020). Earlier in her career, she held a series of increasingly senior positions in technology and operations with Motorola Solutions, Inc. (a publicly traded telecommunications company) and General Dynamics Corporation (a publicly traded aerospace and defense company).
Other Public Company Boards Current •Iridium Communications Inc. Past 5 Years •None

Qualifications: We believe that Ms. McBride’s qualifications to serve as a director include her extensive strategy and operations expertise developed through twenty-five years of experience within the wireless technology industry.

David P. McGlade, age 64, has been a director since 2005. He served as Chairman of the Board of Intelsat S.A. (“Intelsat”) (a formerly publicly traded worldwide provider of satellite communication services) from April 2013 to February 2022. Mr. McGlade served as Executive Chairman of Intelsat from April 2015 to March 2018, prior to which he served as Chairman and Chief Executive Officer. Mr. McGlade joined Intelsat in April 2005 and was the Deputy Chairman of Intelsat from August 2008 until April 2013. Previously, Mr. McGlade served as an Executive Director of mmO2 PLC and as the Chief Executive Officer of O2 UK (a subsidiary of mmO2), a position he held from October 2000 until March 2005.
Other Public Company Boards Current •None Past 5 Years •Intelsat S.A. (until 2022)

Qualifications: We believe that Mr. McGlade’s qualifications to serve as a director include his significant operational, strategic, and financial acumen, as well as his knowledge about global capital markets, developed over nearly four decades of experience in the telecommunications business.

Robert A. Schriesheim, age 64, has been a director since 2006. He has been chairman of Truax Partners LLC (a consulting firm) since 2018 and has served as Adjunct Associate Professor of Finance at The University of Chicago Booth School of Business since September 2023. He served as Executive Vice President and Chief Financial Officer of Sears Holdings Corporation (a publicly traded nationwide retailer) from August 2011 to October 2016. From January 2010 to October 2010, Mr. Schriesheim was Chief Financial Officer of Hewitt Associates, Inc. (a global human resources consulting and outsourcing company that was acquired by Aon Corporation). From October 2006 until December 2009, he was the Executive Vice President and Chief Financial Officer of Lawson Software, Inc. (a publicly traded ERP software provider).
Other Public Company Boards Current •Houlihan Lokey, Inc., Lead Independent Director •Indivior PLC Past 5 Years •Frontier Communications Corporation (until 2021)

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

Maryann Turcke, age 59, has been a director since 2023. Most recently, she served as a senior advisor at Brookfield Asset Management from September 2020 to September 2022. Previously, Ms. Turcke served as Chief Operating Officer of the National Football League (“NFL”) from January 2018 to September 2020 and as a Senior Advisor for the NFL from September 2020 to May 2021. She joined the league as President of NFL Network, Digital Media, NFL Films and IT in April 2017. Prior to the NFL, Ms. Turcke served for more than a decade in various leadership roles within BCE Inc. (a publicly traded communications company formerly known as Bell Canada Enterprises), including serving from April 2015 to February 2017 as president of Bell Media, a division of BCE.
Other Public Company Boards Current •Frontier Communications Parent, Inc. •Royal Bank of Canada Past 5 Years •Northern Star Investment Corp. II (until 2023)

Qualifications: We believe that Ms. Turcke’s qualifications to serve as a director include her significant operational, management and financial experience, including in the telecommunications industry.

In addition to the information presented above regarding each director’s specific experience, qualifications, attributes, and skills that led our Board of Directors to conclude that he or she should serve as a director, we also believe that each of our directors has a reputation for integrity, honesty, and adherence to high ethical standards. They have each demonstrated business acumen, an ability to exercise sound judgment, and a commitment of service to Skyworks. Each of our directors will serve until the 2025 Annual Meeting of Stockholders and until their successors are elected and qualified or until their earlier resignation or removal.
Executive Officers (other than the Chief Executive Officer)
Carlos S. Bori, age 54, joined the Company in July 2013 and has served as Senior Vice President, Sales and Marketing, since November 2017. He previously served as Vice President, Sales and Marketing, from May 2016 to November 2017 and as Vice President, Marketing, from July 2013 to May 2016. Previously, he spent more than 18 years with Beacon Electronic Associates (a North American independent representative of semiconductor manufacturers), serving as its President from 2004 to 2013.

Karilee A. Durham, age 56, joined the Company in April 2018 and is Senior Vice President, Human Resources. Previously, Ms. Durham served as Senior Vice President, Human Resources and General Affairs for Goodman Global Group, Inc. (an HVAC manufacturing and distribution company) from September 2010 to April 2018. Earlier, she held multiple senior human resources positions with Dell Inc. (a computer retailer) from October 2007 to September 2010, prior to which she held human resources positions at Flextronics International Ltd., Solectron Corporation, and UT-Battelle LLC.

Reza Kasnavi, age 51, joined the Company in 2010 and has served as Senior Vice President, Technology and Manufacturing, since November 2019. He previously served as Vice President and General Manager, Open Market Platforms, from November 2012 to September 2018 and as Vice President, Central Engineering and Quality, from September 2018 to November 2019. Prior to joining Skyworks, Dr. Kasnavi spent 10 years as an investor and executive with Tallwood Venture Capital (an investment firm focused on semiconductor-related technologies and markets), holding various leadership positions at several Tallwood portfolio companies including Sequoia Communications.

Kris Sennesael, age 56, joined the Company in August 2016 and is Senior Vice President and Chief Financial Officer. Previously, Mr. Sennesael served as Chief Financial Officer for Enphase Energy, Inc. (a semiconductor-based renewable energy solutions provider), from September 2012 to August 2016. Earlier, he served as Chief Financial Officer for Standard Microsystems Corporation (a global fabless semiconductor company) from January 2009 to August 2012, prior to which he held financial positions at ON Semiconductor Corp., AMI Semiconductor, Inc., and Alcatel Microelectronics. Mr. Sennesael currently serves on the board of directors of Maxeon Solar Technologies, Ltd. (a publicly traded manufacturer and provider of solar energy products).

Robert J. Terry, age 58, joined the Company in 2003 and has served as Senior Vice President, General Counsel and Secretary since November 2017. He previously served as Vice President, General Counsel and Secretary from November 2016 to November 2017 and as Vice President, Associate General Counsel and Assistant Secretary from June 2011 to November 2016. Before joining Skyworks, he served as General Counsel and Secretary for Day Software, Inc. (“Day Software”) (an enterprise content management software company), from July 2001 to February 2003. Prior to joining Day Software, Mr. Terry was in private practice, focusing on corporate and securities matters, mergers and acquisitions, and general business litigation.

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
Insider Trading Policy
We have adopted the Skyworks Solutions, Inc. Company Policy Regarding Insider Trading and Disclosure of Material Non-Public Information governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Skyworks Solutions, Inc. Company Policy Regarding Insider Trading and Disclosure of Material Non-Public Information is filed as Exhibit 19 to this Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Named Executive Officers
This Compensation Discussion and Analysis section discusses the compensation policies and programs for our Chief Executive Officer, our Chief Financial Officer, and our three next most highly paid executive officers during our fiscal year ended September 27, 2024 (“fiscal year 2024”), as determined under the rules of the SEC. We refer to this group of executive officers as our “Named Executive Officers.” For fiscal year 2024, our Named Executive Officers were:

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
Engagement with Stockholders Regarding Executive Compensation
In evaluating and establishing our executive compensation policies and programs, our Compensation Committee values and actively considers the opinions expressed by our stockholders through the “say-on-pay” advisory vote at each annual stockholder meeting, as well as through our ongoing stockholder engagement efforts. At our 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”), approximately 88% of the votes cast approved our “say-on-pay” proposal, reflecting continued support for our compensation policies and determinations for our fiscal year ended September 29, 2023 (“fiscal year 2023”).

Following the 2024 Annual Meeting, we engaged in formal stockholder outreach with 20 institutional stockholders representing approximately 54% of the Company’s shares outstanding. Stockholders representing approximately 44% of the Company’s shares outstanding responded to the outreach, either with written feedback, a request to speak, or by declining the invitation. Generally, investors who declined a meeting noted that they did so because they did not have any concerns to discuss. We held engagement meetings with each of those stockholders who requested to meet, representing approximately 36% of the Company’s shares outstanding. The Lead Independent Director and Chairman of our Compensation Committee, Ms. King, was actively involved in stockholder engagement.

During these conversations, institutional stockholders were interested in discussing a range of topics beyond executive compensation, including corporate governance, business strategy, our efforts to eliminate the supermajority vote provisions from our Restated Certificate of Incorporation, and our sustainability program. In addition, these stockholders generally did not express concerns with the overall structure of our compensation program, with many expressing support for our program and some expressing a preference for longer performance periods in our long-term incentive program. Many of our stockholders also communicated their appreciation for the Company’s track record of disclosure and stockholder responsiveness over the past several years.

Input and feedback from our stockholders during the most recent outreach, as well as the ongoing dialogue we have shared with stockholders for many years, continues to directly inform the evolution of compensation practices, which are detailed in the section below.

Evolution of Compensation Program in Response to Stockholder Input
Over the past several years, the Compensation Committee has made several changes to our executive compensation program to further align it with stockholder interests and the evolution of our business.

For fiscal year 2024, the Compensation Committee made two changes. First, it modified our peer group, adding two technology companies whose revenues and market capitalizations were below the median for the peer group. Second, the Compensation Committee returned the short-term incentive program for fiscal year 2024 from two semi-annual performance periods to one annual performance period because the Compensation Committee believed that it could set appropriately rigorous performance goals for a one-year period. Many of our stockholders indicated they were pleased with the change we made to the short-term incentive program.

For our fiscal year ending October 3, 2025 (“fiscal year 2025”), the Compensation Committee made additional changes to our long-term stock-based incentives for executives that were directly responsive to stockholder feedback. Effective with the fiscal year 2025 performance share awards to Named Executive Officers, both the performance period and vesting period for the EBITDA margin percentile ranking metric were increased from two years to three years.

These most recent changes follow several changes to our executive compensation program in fiscal years 2022 and 2023, further demonstrating the Compensation Committee’s commitment to responding to stockholder feedback and evolving our programs to align with our business and strategic goals. For the Company’s fiscal year 2022 executive compensation program, the Compensation Committee implemented several changes to the performance share award design, including extending vesting for two key metrics to two years (from one year), incorporating a relative EBITDA margin metric (from an absolute metric), and setting target performance of relative metrics at the 55th percentile. In both the Company’s fiscal year ended September 30, 2022 (“fiscal year 2022”) and fiscal year 2023, the Compensation Committee modified our peer group to improve comparability, replacing larger market cap companies with companies that were more comparable in size with the Company.
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

Retention of Compensation Consultant
The Compensation Committee has engaged Aon Consulting (“Aon”) to assist in determining the components and amount of executive compensation. Aon reports directly to the Compensation Committee, through its chairman, and the Compensation Committee retains the right to terminate or replace the consultant at any time. The Compensation Committee has considered the relationships that Aon has with the Company, the members of the Compensation Committee and our executive officers, as well as the policies that Aon has in place to maintain its independence and objectivity, and has determined that Aon’s work for the Compensation Committee has not raised any conflicts of interest. Company management also purchases published compensation and benefits surveys from Aon, and on occasion engages certain affiliates of Aon in various jurisdictions for services unrelated to executive compensation and benefits, engagements for which the Company’s management has not sought the Compensation Committee’s approval. The fees paid to Aon and its affiliates in fiscal year 2024 for these surveys and additional services did not exceed $120,000.

Use of Comparator Group Data
The Compensation Committee annually compares the components and amounts of compensation that we provide to our Chief Executive Officer and each of the other Named Executive Officers with “Comparator Group” data for each position and uses this comparison data to help inform its review and determination of base salaries, short-term incentives, and long-term stock-based compensation awards, as discussed in further detail below under “Components of Compensation.” For fiscal year 2024, the Compensation Committee approved Comparator Group data consisting of a 50/50 blend of (i) Aon survey data of semiconductor companies (where sufficient data was not available in the Aon semiconductor survey data for a given executive position, the Comparator Group data also included survey data regarding high-technology companies), and (ii) data from the group of 17 publicly traded semiconductor companies listed below.

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

For the Company’s fiscal year 2024 compensation program, we made adjustments to our peer group from the prior fiscal year based on several factors to improve comparability, in part in response to stockholder feedback. Specifically, we added Seagate Technology and Teradyne. At the time that changes to the peer group were considered, both new additions had lower market capitalizations measured on a 30-day average as of March 17, 2023, as compared to the Company.

Peer Group for Fiscal Year 2024 Compensation (“FY24 Peer Group”)
Advanced Micro Devices	Marvell Technology	ON Semiconductor	Texas Instruments
Analog Devices	Microchip Technology	Qorvo	Western Digital
Entegris	Micron Technology	QUALCOMM
KLA Corporation	Monolithic Power Systems	Seagate Technology
Lam Research	NXP Semiconductors	Teradyne

The Compensation Committee generally seeks to make decisions regarding each Named Executive Officer’s compensation that are competitive within the Comparator Group, with consideration given to the executive’s role, responsibility, performance, and length of service. After reviewing the Comparator Group data and considering the input of Aon, the Compensation Committee established (and the full Board was advised of) the base salary, short-term incentive target, and stock-based compensation for each Named Executive Officer for fiscal year 2024. Aon advised the Compensation Committee that such components of executive compensation for fiscal year 2024 were competitive for chief executive officers and other executive officers at companies of similar size and complexity in the semiconductor industry.

In determining the compensation of our Chief Executive Officer for fiscal year 2024, the Compensation Committee focused on (i) competitive levels of compensation for chief executive officers who are leading a company of similar size and complexity, (ii) the importance of retaining and incentivizing a chief executive officer with the strategic, financial, and leadership skills necessary to ensure our continued growth and success, (iii) our Chief Executive Officer’s role relative to the other Named Executive Officers, (iv) input from the full Board on our Chief Executive Officer’s performance, and (v) the length of our Chief Executive Officer’s service to the Company. Our Chief Executive Officer was not present during the voting or deliberations of the Compensation Committee concerning his compensation.

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
Components of Compensation
The key elements of compensation for our Named Executive Officers are base salary, short-term incentives, long-term stock-based incentives, and health and welfare benefits. For fiscal year 2024, the Compensation Committee sought to make decisions that would result in each Named Executive Officer’s target total direct compensation being competitive within the Comparator Group, with consideration given to the executive’s role, responsibility, performance, and length of service.

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

The base salary for the Chief Executive Officer for fiscal year 2024 was unchanged from fiscal year 2023. The base salary increase for fiscal year 2024 for each other Named Executive Officer, as reflected in the table below, was based on the market-based salary adjustments recommended by Aon, as well as recommendations by the Chief Executive Officer and consideration of the scope of duties for such Named Executive Officer.

	FY2024 Base Salary ($)	FY2023 Base Salary ($)
Liam K. Griffin	1,175,000	1,175,000
Kris Sennesael	630,000	606,000
Reza Kasnavi	600,000	576,000
Carlos S. Bori	600,000	541,000
Robert J. Terry	562,000	540,000

Short-Term Incentives
Overview
Our short-term incentive compensation plan for executive officers is established annually by the Compensation Committee and is intended to motivate and reward executives by tying a significant portion of their total cash compensation to the Company’s achievement of pre-established performance goals that are generally one year or less in duration. The Compensation Committee believes that pre-established performance goals under the Company’s short-term incentive compensation plan for executive officers should generally be measured over a one-year performance period. Beginning with the Company’s fiscal year ended October 2, 2020 (“fiscal year 2020”) and continuing through fiscal year 2023, the Compensation Committee established annual short-term compensation incentive plans with two six-month performance periods as a result of significant market uncertainties resulting from geopolitical concerns and global supply chain challenges affecting the Company and its customers, which made forecasting difficult.

With respect to the fiscal year 2024 Executive Incentive Plan (the “Incentive Plan”) adopted by the Compensation Committee on December 14, 2023, in large part due to feedback from the Company’s stockholders, the Compensation Committee returned to an annual performance period for the short-term compensation incentive plan despite some continuing uncertain market conditions. Although significant macroeconomic challenges persisted, the Compensation Committee believed that it could set appropriately rigorous performance goals for a one-year period for fiscal year 2024.

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

The following table shows the range of short-term incentive compensation that each Named Executive Officer could earn in fiscal year 2024 as a percentage of such executive officer’s annual base salary.

	Threshold	Target	Maximum
Chief Executive Officer	80%	160%	320%
Chief Financial Officer	50%	100%	200%
Other Named Executive Officers	40%	80%	160%

Performance Goals
In December 2023, the Compensation Committee established performance goals for the Incentive Plan that were based on achieving revenue and non-GAAP operating income performance goals, each of which was weighted at 50%. The non-GAAP operating income performance goal is measured based on the Company’s publicly disclosed non-GAAP operating income1 after accounting for any incentive award payments, including those to be made under the Incentive Plan.

The target level performance goals were established by the Compensation Committee under the Incentive Plan after reviewing the Company’s historical operating results, as well as the Company’s business outlook and expected future results relative to peers and were designed to require significant effort and operational success on the part of our executives and the Company. The maximum level performance goals established by the Compensation Committee have historically been difficult to achieve and are designed to represent outstanding performance that the Compensation Committee believes should be rewarded.

The performance goals established under the Incentive Plan for fiscal year 2024 were as follows:

(in millions)	Revenue	Non-GAAP Operating Income
Threshold	$4,000	$1,000
Target	$4,375	$1,311
Maximum	$4,775	$1,605

The Compensation Committee seeks to set challenging yet attainable performance goals for incentive compensation to motivate our executives. For fiscal year 2024, the Compensation Committee, after substantial evaluation and discussion, set target performance goals that were below fiscal year 2023 performance. Nonetheless, the Compensation Committee believed that these goals reflected an appropriate level of rigor given several factors. The goals were established in alignment with the Company’s annual operating plan for fiscal year 2024, which took into account the broader macroeconomic environment, elevated levels of semiconductor inventory globally, and the performance expectations of our stockholders. The rigor of these target goals is underscored by the below-target achievement amounts as described in the section below. The Incentive Plan also stipulated that payouts to executives following the end of the fiscal year, under either of the revenue and non-GAAP operating income metrics, were conditioned upon the Company achieving full-year non-GAAP operating income of at least $1.0 billion.

Calculation of Incentive Plan Payments
Under the Incentive Plan, upon completion of the fiscal year, the Compensation Committee determined the extent to which the Company’s performance goals were attained, reviewed the Chief Executive Officer’s recommended payouts under the Incentive Plan, and approved the awards to be made under the Incentive Plan.
1 Non-GAAP operating income typically excludes from GAAP operating income the following: share-based compensation expense, acquisition-related expenses, amortization of acquisition-related intangibles, settlements, gains, losses, and impairments and restructuring-related charges.

Achievement under the performance goals at the “threshold,” “target,” or “maximum” level corresponds to payment under the Incentive Plan at the “threshold,” “target,” or “maximum” percentage, as applicable, with such percentage multiplied by the executive’s base salary for fiscal year 2024 and then multiplied by the weighting assigned to that performance goal. The payout for achievement under the performance goals between either the “threshold” and “target” levels or the “target” and “maximum” levels would be based on linear interpolation between the two relevant amounts.

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

Fiscal Year Results
For fiscal year 2024, the Company’s revenue and non-GAAP operating income achieved were $4,178 million and $1,137 million, respectively, resulting in a short-term compensation award for each Named Executive Officer equal to 73% of his or her target payment level.

In November 2024, upon certifying that the nominal level of non-GAAP operating income had been achieved for the fiscal year, the Compensation Committee approved payment of the short-term incentive to the Company’s executives for fiscal year 2024. The Compensation Committee did not exercise discretion, either upward or downward, to executives’ payments under the Incentive Plan.

The following table shows the Company’s achievement under the Incentive Plan:

(in millions)	Revenue	Non-GAAP Operating Income
Threshold	$4,000	$1,000
Target	$4,375	$1,311
Maximum	$4,775	$1,605
Achieved	$4,178	$1,137

Long-Term Stock-Based Compensation
Overview
The Compensation Committee generally makes long-term stock-based compensation awards to executive officers on an annual basis. Long-term stock-based compensation awards are intended to align the interests of our executive officers with those of our stockholders and to reward our executive officers for increases in stockholder value over periods of time greater than one year. For fiscal year 2024, the Compensation Committee made an annual stock-based compensation award to each of the Named Executive Officers on November 7, 2023, at a regularly scheduled Compensation Committee meeting.

Fiscal Year 2024 Stock-Based Compensation Awards
In making annual stock-based compensation awards to executive officers for fiscal year 2024, the Compensation Committee first reviewed the Comparator Group grant data by executive position. The Compensation Committee used that data to inform its determination of a target dollar value for the long-term stock-based award for each executive officer, as set forth in the table below, targeting awards for fiscal year 2024 that were competitive within the Comparator Group. Each executive officer was granted a performance share award (“PSA”) and a restricted stock unit (“RSU”) award equivalent to 60% and 40%, respectively, of the dollar value of the executive’s fiscal year 2024 stock-based award, calculating the number of shares subject to each award using the fair market value of the Company’s common stock on the date of such award and an assumption that the Company would achieve the “target” level of performance required to earn the PSA. The Compensation Committee’s rationale for awarding PSAs is to further align the executive’s interests with those of our stockholders by using equity awards that will vest only if the Company achieves pre-established performance goals, and we believe the Compensation Committee’s decision to award a portion of the PSAs subject to metrics measured over a multi-year performance period more closely aligns the executive’s interests with those of our stockholders. Each RSU award granted to executive officers in fiscal year 2024 vests over four years at a rate of twenty-five percent (25%) per year commencing one year from the grant date and thereafter on each subsequent anniversary of the grant date for the following three years, provided the executive officer remains employed by the Company through each such vesting date.

Name	Value of FY24 Stock-Based Award (1)	Number of Shares Subject to PSAs, at Target (2)	Number of Shares Subject to RSUs (2)
Liam K. Griffin	$14,000,000	94,002	62,667
Kris Sennesael	$3,800,000	25,515	17,009
Reza Kasnavi	$4,000,000	26,857	17,905
Carlos S. Bori	$4,000,000	26,857	17,905
Robert J. Terry	$3,300,000	22,158	14,771
________________________
(1) The grant date fair values of these stock-based awards as disclosed further below in the “Summary Compensation Table” and the “Grants of Plan-Based Awards Table” differ from the values stated above due to the grant date fair value of the PSAs being computed using a Monte Carlo simulation to value the portion of the award related to total shareholder return (“TSR”) percentile ranking, in accordance with the provisions of FASB ASC Topic 718—Compensation—Stock Compensation (“ASC 718”).
(2) Reflects the dollar value of the award, divided by $89.36 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 7, 2023.

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

FY24 PSAs
The PSAs granted on November 7, 2023 (the “FY24 PSAs”), have both “performance” and “continued employment” conditions that must be met in order for the executive to receive shares underlying the award.

The “performance” condition of the FY24 PSAs compares the Company’s performance under three distinct metrics during the applicable performance period against a range of pre-established targets, as follows:

	Percentage of Aggregate Target Level Shares	Performance Period	Vesting
Target Level Shares with Respect to Emerging Revenue Growth Metric (1)	25%	Fiscal Year 2024	100% at the End of Year Two
Target Level Shares with Respect to EBITDA Margin Percentile Ranking Metric (2)	25%	Fiscal Years 2024–2025	100% at the End of Year Two
Target Level Shares with Respect to TSR Percentile Ranking Metric (3)	50%	Fiscal Years 2024–2026	100% at the End of Year Three
________________________
(1) The emerging revenue growth metric measures the Company’s year-over-year revenue growth in certain key product categories, each of which represents an identified longer-term growth market for the Company.
(2) The EBITDA margin percentile ranking metric measures the Company’s EBITDA margin achieved relative to the companies in our FY24 Peer Group during a two-year performance period comprising the Company’s fiscal years 2024 and 2025. For purposes of the EBITDA margin percentile ranking metric, EBITDA margin is calculated by dividing EBITDA by revenue for the applicable period, where EBITDA is defined as non-GAAP operating income, plus depreciation and amortization, for the applicable period. With respect to the Company and each FY24 Peer Group company, EBITDA and revenue are calculated based on publicly reported financial information for the applicable period (which for the FY24 Peer Group companies consists of the eight-quarter period that ends closest to, but not later than, October 3, 2025).2 When calculating the Company’s EBITDA margin, the impact of any acquisition or disposition occurring within the performance period is excluded if the revenue attributable to such acquisition or disposition exceeds $50 million during such period.
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

The semiconductor industry generally and, in particular, many of the markets into which the Company sells its connectivity products, are characterized by constant and rapid technological change, continuous product evolution, and short product life cycles, including annual product refreshes in some cases. Recognizing that a significant driver of long-term growth is our ability to identify and execute on emerging revenue growth opportunities, the Compensation Committee believes that retaining emerging revenue growth as a key metric with a one-year performance period is appropriate. Moreover, utilizing only performance periods longer than one year (e.g. multi-year periods) could limit the Committee’s ability to focus management on the most compelling growth opportunities each year. Accordingly, for the FY24 PSAs, the Compensation Committee retained emerging revenue growth as a one-year metric (representing 25% of the target value of the PSAs) to incentivize our management team on specific emerging product lines that have higher growth potential and are intended to drive long-term value creation. In light of stockholder feedback following the 2021 Annual Meeting of Stockholders, the Compensation Committee determined that shares earned pursuant to the emerging revenue growth metric would not vest until the two-year anniversary of the grant date.
2 When calculating the EBITDA margin percentile ranking, the performance of a company in the FY24 Peer Group will be included if during the performance period such company in the FY24 Peer Group publicly reports quarterly financial results for at least six consecutive quarters out of the eight applicable quarters.

For 25% of the target value under the FY24 PSAs, the Compensation Committee retained a two-year EBITDA margin percentile ranking metric that measures performance relative to the FY24 Peer Group. To incentivize above-median performance, the Compensation Committee set the target percentile for the EBITDA margin percentile ranking metric at the 55th percentile of our FY24 Peer Group. Following stockholder feedback received after the 2024 Annual Meeting of Stockholders, the Compensation Committee determined that shares earned pursuant to the EBITDA margin percentile ranking metric for awards granted to Named Executive Officers for fiscal year 2025 would be subject to a three-year performance period and would not vest until the three-year anniversary of the grant date.

As in prior years, the remaining half of the target value under the FY24 PSAs was based on a three-year TSR percentile ranking.

The specific pre-established performance goals for the FY24 PSAs under the emerging revenue growth, EBITDA margin percentile ranking and TSR percentile ranking metrics are as follows:

Company Metric	Threshold	Target	Maximum
1-year Emerging Revenue Growth (%)	5.0%	10.0%	15.0%
2-year EBITDA Margin Percentile Ranking	25th	55th	75th
3-year TSR Percentile Ranking	25th	55th	90th

As with the Incentive Plan, the pre-established targets under the FY24 PSAs were established by the Compensation Committee after reviewing the Company’s historical operating results and growth rates as well as the Company’s expected future results relative to peers and were designed to require significant effort and operational success on the part of our executives and the Company:
•Emerging Revenue Growth Metric: The target level was set at 10%, representing above-market annual growth, the maximum level was set at 15%, which the Compensation Committee believed represented outstanding performance that would be difficult to achieve, and the threshold level was set at 5% as a result of continued market uncertainties. The threshold, target and maximum levels vary year to year as a result of the composition of what, as part of the Company’s product portfolio, comprises emerging revenue. For fiscal year 2024, emerging revenue growth was based on driving growth in the following key product categories: next-generation connectivity products (i.e., WiFi 6/6E/7), strategic bulk acoustic wave (“BAW”) expansion (i.e., BAW-enabled products excluding products sold to our largest customer), Internet of Things (“IoT”) Cellular Engines (excluding products sold to our largest customer), and audio products, with BAW-enabled product revenue limited to the strategic BAW category.
•EBITDA Margin Percentile Ranking Metric: The Compensation Committee set the target percentile at the 55th percentile of the FY24 Peer Group in order to further incentivize above-median performance.
•TSR Percentile Ranking Metric: Consistent with the prior year’s award, the Compensation Committee set the target percentile at the 55th percentile of the applicable peer group in order to further incentivize above-median performance.

The number of shares issuable under the FY24 PSAs corresponds to the level of achievement of the performance goals, as follows (subject to linear interpolation for amounts between “threshold” and “target” or “target” and “maximum”):

	Performance Achieved
	Threshold	Target	Maximum
% of Target Level Shares Earned with Respect to Emerging Revenue Growth Metric	50%	100%	200%
% of Target Level Shares Earned with Respect to EBITDA Margin Percentile Ranking Metric	50%	100%	200%
% of Target Level Shares Earned with Respect to TSR Percentile Ranking Metric	50%	100%	300%

The “continued employment” condition of the FY24 PSAs provides that, to the extent that the performance goals are met, the shares earned under such metrics would vest as follows (provided, in each case, that the executive remains employed by the Company through each such vesting date):

	Anniversary of Grant Date (1)
	Two Year	Three Year
% of Shares Earned with Respect to Emerging Revenue Growth Metric	100%
% of Shares Earned with Respect to EBITDA Margin Percentile Ranking Metric	100%
% of Shares Earned with Respect to TSR Percentile Ranking Metric		100%
________________________
(1) In the event of termination by reason of death or permanent disability, the holder of an FY24 PSA (or the holder’s estate) would receive any earned but unissued shares that would have been issuable thereunder during the remaining term of the award.

During fiscal year 2023, the base period against which fiscal year 2024 emerging revenue performance was measured, the Company achieved revenue in the specified key product categories of $728 million.

During fiscal year 2024, the Company achieved revenue in the specified key product categories of $772 million, representing emerging revenue growth of 6%, which was between the “minimum” and “target” level of performance. This level of achievement reflected the rigorous target that had been set by the Compensation Committee. This resulted in the Company achieving approximately 61% of the target level of shares for such metric. The shares earned under this metric will be issued in November 2025, provided that the Named Executive Officer meets the continued employment condition.

In the period comprising fiscal year 2023 and fiscal year 2024, the period over which the EBITDA margin percentile ranking metric was measured, the Company achieved a margin of 38%, resulting in its ranking in the 60th percentile against the applicable peer group. This resulted in the Company achieving 125% of the target level of shares for such metric. The shares earned under this metric were issued in November 2024.

Outstanding PSAs at the End of Fiscal Year 2024
As summarized in the table below of the annual PSA grants made to Named Executive Officers since our fiscal year ended September 28, 2018 (“fiscal year 2018”) (the first year in which the Compensation Committee awarded PSAs subject to a metric measured over a three-year performance period), achievement of the TSR percentile ranking metric under the FY24 PSAs, which is subject to a three-year performance period, will be determined following the conclusion of the Company’s fiscal year ending October 2, 2026 (“fiscal year 2026”). During the three-year performance period under the fiscal year 2022 PSAs comprising the Company’s fiscal years 2022, 2023, and 2024, the Company realized a TSR of -38% resulting in its ranking in the 17th percentile against the applicable peer group. As a result of failing to achieve the threshold TSR percentile ranking metric, no shares were earned by the Named Executive Officers with respect to such metric, and all PSAs with respect to such metric were cancelled.

PSA Fiscal Year	Grant Date	Metric	Performance Period	Achieved (% of Target)
FY18	11/7/2017	Non-GAAP EBITDA Growth	FY18	99.8%
		3-year TSR Percentile Ranking	FY18–FY20	0%
FY19	11/6/2018	Non-GAAP EBITDA Growth	FY19	0%
		3-year TSR Percentile Ranking	FY19–FY21	74.1%
FY20	11/5/2019	Emerging Revenue Growth	FY20	200%
		Design Wins	FY20	200%
		3-year TSR Percentile Ranking	FY20–FY22	0%
FY21	11/11/2020	Emerging Revenue Growth	FY21	200%
		Design Wins	FY21	200%
		3-year TSR Percentile Ranking	FY21–FY23	0%
FY22	11/10/2021	Emerging Revenue Growth	FY22	200%
		EBITDA Margin Percentile Ranking	FY22–FY23	133%
		3-year TSR Percentile Ranking	FY22–FY24	0%
FY23	11/8/2022	Emerging Revenue Growth	FY23	200%
		EBITDA Margin Percentile Ranking	FY23–FY24	125%
		3-year TSR Percentile Ranking	FY23–FY25	Perf. Period in Progress (1)
FY24	11/7/2023	Emerging Revenue Growth	FY24	61%
		EBITDA Margin Percentile Ranking	FY24–FY25	Perf. Period in Progress (2)
		3-year TSR Percentile Ranking	FY24–FY26	Perf. Period in Progress (3)
________________________
(1) As of January 19, 2025, performance under this metric during the applicable performance period was below the “threshold” level of performance.
(2) As of January 19, 2025, performance under this metric during the applicable performance period was between the “threshold” and “target” levels of performance.
(3) As of January 19, 2025, performance under this metric during the applicable performance period was below the “threshold” level of performance.

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

We offered executives the opportunity to participate in a reimbursement program for fiscal year 2024 providing up to an aggregate of $20,000 to each executive for the purchase of personal financial planning services, estate planning services, personal tax planning and preparation services, and/or an executive physical. No tax gross-

up was provided for such reimbursements. In fiscal year 2024, each of the Named Executive Officers, other than Mr. Kasnavi, received reimbursement in connection with such services.
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

In fiscal year 2024, the Company adopted a policy providing for stockholder ratification of any new agreements or arrangements that provide for cash severance benefits payable to Named Executive Officers that exceed 2.99 times the sum of the Named Executive Officer’s base salary and target bonus (as each such term is defined in the policy).
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
Compliance with Internal Revenue Code Section 162(m)
For fiscal year 2024, the Company will be unable to deduct compensation in excess of $1 million paid to certain executive officers, as specified under Section 162(m) of the Internal Revenue Code (“IRC”). The Compensation Committee uses its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in the best interests of the Company and its stockholders.
Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
It is the Company’s practice to make stock-based compensation awards to executive officers in November of each year at a prescheduled Compensation Committee meeting, which may be close in time before or after the Company publicly announces financial results for the prior completed quarter or fiscal year or when the Company publicly provides an outlook for a future quarter or time period. During fiscal year 2024, the Company did not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation, nor did it grant any stock options to any of its executive officers.

Compensation Tables for Named Executive Officers
Summary Compensation Table
The following table summarizes compensation earned by, or awarded or paid to, our Named Executive Officers for fiscal year 2024, fiscal year 2023, and fiscal year 2022.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Liam K. Griffin	2024	1,175,002	15,523,244	1,370,289	27,992	18,096,527
Chairman, Chief Executive Officer	2023	1,170,502	14,554,926	1,509,604	26,404	17,261,436
and President	2022	1,124,289	13,087,793	2,423,906	31,174	16,667,162
Kris Sennesael	2024	627,600	4,213,415	459,192	24,220	5,324,427
Senior Vice President and	2023	604,200	4,142,435	486,606	20,921	5,254,162
Chief Financial Officer	2022	585,092	4,131,556	788,306	17,384	5,522,338
Reza Kasnavi	2024	597,600	4,435,150	349,860	16,961	5,399,571
Senior Vice President,	2023	574,100	4,377,587	370,013	35,936	5,357,636
Technology and Manufacturing	2022	553,677	4,013,570	597,396	33,910	5,198,553
Carlos S. Bori	2024	594,101	4,435,150	349,860	26,337	5,405,448
Senior Vice President,	2023	538,900	4,377,587	347,530	26,162	5,290,179
Sales and Marketing	2022	515,327	4,013,570	557,713	15,324	5,101,934
Robert J. Terry	2024	559,800	3,659,046	327,703	34,457	4,581,006
Senior Vice President,	2023	538,200	3,605,110	346,887	27,150	4,517,347
General Counsel and Secretary	2022	518,885	3,305,147	559,858	22,731	4,406,621
________________________
(1) The amounts in the Stock Awards column represent the grant date fair values, computed in accordance with the provisions of FASB ASC Topic 718—Compensation—Stock Compensation (“ASC 718”), of PSAs and RSUs granted during the applicable fiscal year, without regard to estimated forfeiture rates. For fiscal years 2022, 2023, and 2024, assuming the highest level of performance achievement with respect to the PSAs, the grant date fair values of the Stock Awards would be as follows: Mr. Griffin (FY22: $16,912,789; FY23: $18,454,902; FY24: $19,723,254), Mr. Sennesael (FY22: $5,339,011; FY23: $5,252,414; FY24: $5,353,425), Mr. Kasnavi (FY22: $5,886,558; FY23: $5,550,558; FY24: $5,635,121), Mr. Bori (FY22: $5,186,558; FY23: $5,550,558; FY24: $5,635,121), and Mr. Terry (FY22: $4,271,095; FY23: $4,571,105; FY24: $4,649,065). For a description of the assumptions used in calculating the fair value of equity awards in fiscal year 2024 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 15, 2024.
(2) Reflects amounts paid to the Named Executive Officers pursuant to the executive incentive plan adopted by the Compensation Committee for each year indicated.
(3) “All Other Compensation” includes the Company’s contributions to the executive’s 401(k) Plan account, the cost of group term life insurance premiums, and financial planning benefits. For fiscal year 2024, it specifically includes $13,800 in Company contributions to each Named Executive Officer’s 401(k) Plan account, as well as $8,000, $4,250, $0, $9,398, and $15,136 in financial planning benefits for Messrs. Griffin, Sennesael, Kasnavi, Bori and Terry, respectively.

Grants of Plan-Based Awards Table
The following table summarizes all grants of plan-based awards made to the Named Executive Officers in fiscal year 2024.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock Or Units (#)(3)	Grant Date Fair Value of Stock Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Liam K. Griffin		940,000	1,880,000	3,760,000
	11/07/2023				47,001	94,002	235,005		9,923,321(4)
	11/07/2023							62,667	5,599,923(5)
Kris Sennesael		315,000	630,000	1,260,000
	11/07/2023				12,757	25,515	63,787		2,693,491(4)
	11/07/2023							17,009	1,519,924(5)
Reza Kasnavi		240,000	480,000	960,000
	11/07/2023				13,428	26,857	67,142		2,835,159(4)
	11/07/2023							17,905	1,599,991(5)
Carlos S. Bori		240,000	480,000	960,000
	11/07/2023				13,428	26,857	67,142		2,835,159(4)
	11/07/2023							17,905	1,599,991(5)
Robert J. Terry		224,800	449,600	899,200
	11/07/2023				11,079	22,158	55,395		2,339,109(4)
	11/07/2023							14,771	1,319,937(5)
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
(2) The amounts shown represent shares potentially issuable pursuant to the FY24 PSAs granted on November 7, 2023, under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan, as described above under “Components of Compensation—Long-Term Stock-Based Compensation.”
(3) Represents shares underlying RSU awards granted under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan. Each RSU award vests over four years at a rate of twenty-five percent (25%) per year commencing one year after the grant date and on each subsequent anniversary of the grant date for the following three years, provided the executive remains employed by the Company through each such vesting date.
(4) Reflects the grant date fair value of the FY24 PSAs, computed in accordance with the provisions of ASC 718, using (a) a Monte Carlo simulation (which weights the probability of multiple potential outcomes) to value the portion of the award related to TSR percentile ranking, and (b) a price of $89.36 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on November 7, 2023, to value the portion of the award related to emerging revenue growth and EBITDA margin percentile ranking, assuming performance at the “target” level. For a description of the assumptions used in calculating the fair value of equity awards granted in fiscal year 2024 under ASC 718, see Note 9 of the Company’s financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on November 15, 2024.

(5) Reflects the grant date fair value of the RSUs granted on November 7, 2023, computed in accordance with the provisions of ASC 718 using a price of $89.36 per share, which was the closing price of the Company’s common stock on the Nasdaq Global Select Market on November 7, 2023.
Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes the unvested stock awards held by the Named Executive Officers as of the end of fiscal year 2024. None of our Named Executive Officers held stock options as of the end of fiscal year 2024.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that Have Not Vested ($)(1)
Liam K. Griffin	7,645(2)	755,708	11,930(8)	1,179,281
	15,906(3)	1,572,308	43,988(9)	4,348,214
	43,988(4)	4,348,214	47,000(10)	4,645,950
	62,667(5)	6,194,633
	71,480(6)	7,065,798
	14,253(7)	1,408,909
Kris Sennesael	2,363(2)	233,583	3,766(8)	372,269
	5,021(3)	496,326	12,519(9)	1,237,503
	12,519(4)	1,237,503	12,757(10)	1,261,029
	17,009(5)	1,681,340
	20,345(6)	2,011,103
	3,868(7)	382,352
Reza Kasnavi	2,293(2)	226,663	3,658(8)	361,593
	4,878(3)	482,190	13,230(9)	1,307,786
	13,230(4)	1,307,786	13,428(10)	1,327,358
	17,905(5)	1,769,909
	21,498(6)	2,125,077
	4,072(7)	402,517
Carlos S. Bori	2,015(2)	199,183	3,658(8)	361,593
	4,878(3)	482,190	13,230(9)	1,307,786
	13,230(4)	1,307,786	13,428(10)	1,327,358
	17,905(5)	1,769,909
	21,498(6)	2,125,077
	4,072(7)	402,517
Robert J. Terry	1,876(2)	185,443	3,012(8)	297,736
	4,016(3)	396,982	10,895(9)	1,076,971
	10,895(4)	1,076,971	11,078(10)	1,095,060
	14,771(5)	1,460,113
	17,706(6)	1,750,238
	3,360(7)	332,136
________________________
(1)Reflects a price of $98.85 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on September 27, 2024.
(2)Represents shares issuable under an RSU award granted on November 11, 2020, under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan. The RSU award vested at a rate of 25% per year on each anniversary of the grant date until it became fully vested on November 11, 2024.

(3)Represents shares issuable under an RSU award granted on November 10, 2021, under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan. The RSU award vests at a rate of 25% per year on each anniversary of the grant date through November 10, 2025.
(4)Represents shares issuable under an RSU award granted on November 8, 2022, under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan. The RSU award vests at a rate of 25% per year on each anniversary of the grant date through November 8, 2026.
(5)Represents shares issuable under an RSU award granted on November 7, 2023, under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan. The RSU award vests at a rate of 25% per year on each anniversary of the grant date through November 7, 2027.
(6)Represents shares issuable under the fiscal year 2023 PSAs (“FY23 PSAs”) (awarded on November 8, 2022) with respect to the emerging revenue growth metric measured over a one-year performance period consisting of the Company’s fiscal year 2023, assuming achievement at the “maximum” level of performance, one hundred percent (100%) of which were issued on November 8, 2024. Also represents shares issuable under the FY23 PSAs with respect to the EBITDA margin percentile ranking metric measured over a two-year performance period consisting of the Company’s fiscal years 2023 and 2024, assuming achievement with respect to such metric of 125% of the target level of performance, one hundred percent (100%) of which were issued on November 8, 2024.
(7)Represents shares issuable under the FY24 PSAs (awarded on November 7, 2023, as described above under “Components of Compensation—Long-Term Stock-Based Compensation”) with respect to the emerging revenue growth metric measured over a one-year performance period consisting of the Company’s fiscal year 2024, assuming achievement at 61% of the “target” level of performance. One hundred percent (100%) of the shares to be earned under the FY24 PSAs with respect to this metric will be issued on November 7, 2025, to the extent earned and provided that the executive meets the continued employment condition.
(8)Represents shares issuable under the fiscal year 2022 PSAs (the “FY22 PSAs”) with respect to the TSR percentile ranking metric, assuming achievement at the “threshold” level of performance. This portion of the FY22 PSAs, which was subject to a three-year performance period, would have been issued on November 10, 2024, had it been achieved.
(9)Represents shares issuable under the FY23 PSAs with respect to the TSR percentile ranking metric, assuming achievement at the “target” level of performance. This portion of the FY23 PSAs, which is subject to a three-year performance period, will be issued on November 8, 2025, to the extent earned and provided that the executive meets the continued employment condition.
(10)Represents shares issuable under the FY24 PSAs (awarded on November 7, 2023, as described above under “Components of Compensation—Long-Term Stock-Based Compensation”) with respect to the TSR percentile ranking metric, assuming achievement at the “threshold” level of performance. This portion of the FY24 PSAs, which is subject to a three-year performance period, will be issued on November 7, 2026, to the extent earned and provided that the executive meets the continued employment condition. Also represents shares issuable under the FY24 PSAs with respect to the EBITDA margin percentile ranking metric measured over a two-year performance period consisting of the Company’s fiscal years 2024 and 2025, assuming achievement at the “target” level of performance. This portion of the FY24 PSAs will be issued on November 7, 2025, to the extent earned and provided that the executive meets the continued employment condition.

Option Exercises and Stock Vested Table
The following table summarizes the Named Executive Officers’ option exercises and stock award vesting during fiscal year 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Liam K. Griffin	—	—	80,117	7,172,834
Kris Sennesael	12,770	157,227	24,828	2,223,633
Reza Kasnavi	—	—	24,060	2,154,078
Carlos S. Bori	—	—	23,782	2,129,361
Robert J. Terry	—	—	20,183	1,807,159
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

All of Mr. Griffin’s equity awards that were outstanding as of September 27, 2024, are subject to the terms described above for the Griffin Agreement.

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

Each CIC Agreement sets out severance benefits that become payable if the executive officer experiences a Qualifying Termination. The severance benefits provided to the executive in such circumstances would consist of the following: (i) a lump sum payment equal to one and one-half (1 1/2) times the sum of (A) all of the executive’s annual base salary immediately prior to the change in control, and (B) the CIC Bonus Amount; (ii) all of the executive’s then-outstanding stock options would remain exercisable for a period of eighteen (18) months after the termination date (but not beyond the expiration of their respective maximum terms); and (iii) COBRA continuation for up to eighteen (18) months after the termination date.

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

All of the equity awards that are outstanding as of September 27, 2024 for each of Mr. Sennesael, Mr. Kasnavi, Mr. Bori, and Mr. Terry are subject to the terms described above for the CIC Agreements.

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

The following table summarizes the payments and benefits that would be made by the Company to the Named Executive Officers as of September 27, 2024, in the following circumstances as of such date:
•termination without cause outside of a change in control;
•termination without cause or for good reason in connection with a change in control; and
•in the event of a termination of employment because of death or disability.

The accelerated equity values in the table reflect a price of $98.85 per share, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on September 27, 2024. The table does not reflect any equity awards made after September 27, 2024.

Name	Benefit	Termination w/o Cause Outside Change in Control ($)(1)	Termination w/o Cause or for Good Reason, After Change in Control ($)	Death/ Disability ($)
Liam K. Griffin(2)	Salary and Short-Term Incentive	6,119,006(3)	7,648,758(4)	—
	Accelerated RSUs	12,870,863	12,870,863	12,870,863
	Accelerated PSAs (5)	23,064,671	23,064,671	23,064,671
	Medical	37,903	45,483	—
	TOTAL	42,092,443	43,629,775	35,935,534
Kris Sennesael(2)	Salary and Short-Term Incentive	630,000(6)	1,890,000(7)	—
	Accelerated RSUs	—	3,648,751	3,648,751
	Accelerated PSAs (5)	—	6,515,302	6,515,302
	Medical	19,569	29,354	—
	TOTAL	649,569	12,083,407	10,164,053
Reza Kasnavi(2)	Salary and Short-Term Incentive	600,000(6)	1,620,000(7)	—
	Accelerated RSUs	—	3,786,548	3,786,548
	Accelerated PSAs (5)	—	6,810,963	6,810,963
	Medical	9,485	14,227	—
	TOTAL	609,485	12,231,738	10,597,511
Carlos S. Bori(2)	Salary and Short-Term Incentive	600,000(6)	1,620,000(7)	—
	Accelerated RSUs	—	3,759,068	3,759,068
	Accelerated PSAs (5)	—	6,810,963	6,810,963
	Medical	30,322	45,483	—
	TOTAL	630,322	12,235,514	10,570,031
Robert J. Terry(2)	Salary and Short-Term Incentive	562,000(6)	1,517,400(7)	—
	Accelerated RSUs	—	3,119,508	3,119,508
	Accelerated PSAs (5)	—	5,613,098	5,613,098
	Medical	30,322	45,483	—
	TOTAL	592,322	10,295,489	8,732,606
________________________
(1) For Mr. Griffin, includes amounts payable pursuant to a termination for good reason outside of a change in control.
(2) Excludes the value of accrued vacation/paid time off required by law to be paid upon termination.
(3) Represents an amount equal to two (2) times the sum of (A) Mr. Griffin’s annual base salary as of September 27, 2024, and (B) an Incentive Plan payment, which is equal to the three (3) year average of the actual incentive payments made to Mr. Griffin for the Company’s fiscal year ended October 1, 2021 (“fiscal year 2021”), fiscal year 2022, and fiscal year 2023, since such average is greater than the “target” short-term cash incentive award for fiscal year 2024.
(4) Represents an amount equal to two and one-half (2½) times the sum of (A) Mr. Griffin’s annual base salary as of September 27, 2024, and (B) an Incentive Plan payment, which is equal to the three (3) year average of the actual incentive payments made to Mr. Griffin for fiscal years 2021, 2022, and 2023, since such average is greater than the “target” short-term cash incentive award for fiscal year 2024.
(5) Represents the value of PSAs that were unvested and outstanding as of September 27, 2024, in accordance with Item 402(j) of Regulation S-K, using the following assumptions: (a) achievement at the “target” level of performance for the FY22 PSAs (3-year TSR percentile ranking metric) scheduled to vest on November 10, 2024, based on the Company’s TSR relative to the applicable peer group for fiscal years 2022 and 2023 tracking below the “target” level of performance; (b) achievement at 200% of the “target” level of performance for the FY23 PSAs emerging revenue growth metric scheduled to vest on November 8, 2024, based on the Company’s actual achievement at the “maximum” level of performance with respect to the performance metric measured over a one-year performance period consisting of the Company’s fiscal year 2023; (c) achievement at 125% of the “target” level of performance for the FY23 PSAs EBITDA margin percentile ranking metric scheduled to vest on November 8, 2024, based on the Company’s tracking of achievement between the “target” and “maximum” levels of performance with respect to the metric measured over a two-year performance period consisting of the Company’s fiscal year 2023 and fiscal year 2024; (d) achievement at the “target” level of performance for the FY23 PSAs (3-year TSR percentile ranking metric) scheduled to vest on November 8, 2025, based on the Company’s TSR relative to the applicable peer group for fiscal year 2023 tracking below the “target” level of performance; (e) achievement at 100% of the “target” level of performance for the FY24 PSAs emerging revenue growth metric scheduled to vest on November 7, 2025, based on the Company’s actual achievement at 61% of the “target” level of performance with respect to the performance metric measured over a one-year performance period consisting of the Company’s fiscal year 2024; (f) achievement at 100% of the “target” level of performance for the FY24 PSAs (EBITDA margin percentile ranking metric) scheduled to vest on November 7, 2025, based on the Company’s tracking of achievement between the “threshold” and “target” levels of performance with respect to the metric measured over a two-year performance period consisting of the Company’s fiscal year 2024 and fiscal year 2025; and (g) achievement at the “target” level of performance for the FY24 PSAs (3-year TSR percentile ranking metric) scheduled to vest on November 7, 2026, based on the Company’s TSR relative to the applicable peer group for fiscal year 2024 tracking below the “target” level of performance.
(6) Represents an amount equal to the Named Executive Officer’s annual base salary as of September 27, 2024.
(7) Represents an amount equal to one and one-half (1½) times the sum of (A) the Named Executive Officer’s annual base salary as of September 27, 2024, and (B) an Incentive Plan payment, which is equal to the Named Executive Officer’s “target” short-term cash incentive award for fiscal year 2024, since such amount is greater than the three (3) year average of the actual incentive payments made to the Named Executive Officer for fiscal years 2021, 2022, and 2023.
CEO Pay Ratio
Following is an estimate, prepared under applicable SEC rules, of the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our other employees. For fiscal year 2024:
•The annual total compensation of our Chief Executive Officer was $18,096,527.
•The annual total compensation of our median compensated employee was $31,541.
•Based on the foregoing, we estimate that our Chief Executive Officer’s total annual compensation was approximately 574 times that of our median employee.

To determine the median of the annual total compensation of our employees, we applied the following methodology and material assumptions:
•We did not use the de minimis exception to exclude any non-U.S. employees. We have a globally diverse workforce with total headcount of approximately 10,100 as of September 27, 2024, of which approximately 75% are located outside the United States, primarily in locations employing large direct labor forces such as Mexico and Singapore where wages are significantly lower than in the United States. The median employee within our employee population was identified, consistent with prior years, as of the last day of our fiscal year, or September 27, 2024, and is a full-time employee in our Mexicali, Mexico facility.

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
•Using this consistently applied compensation measure, we identified an employee at the median and calculated such employee’s total compensation for fiscal year 2024 in accordance with Item 402(c)(2)(x) of Regulation S-K.
•We did not use any cost-of-living adjustments in identifying the median employee.
•The annual total compensation of our Chief Executive Officer is the amount reported in the “Total” column of our Summary Compensation Table for fiscal year 2024.

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
Cash Compensation
Non-employee directors are paid, in quarterly installments, an annual retainer of $90,000. Additional annual retainers for Chairman, Lead Independent Director, and/or committee service (paid in quarterly installments) are as follows: any non-employee Chairman of the Board ($130,000); the Lead Independent Director, if one has been appointed ($50,000); the Chairman of the Audit Committee ($30,000); the Chairman of the Compensation Committee ($20,000); the Chairman of the Nominating and Corporate Governance Committee ($15,000); non-chair member of Audit Committee ($15,000); non-chair member of Compensation Committee ($10,000); and non-chair member of Nominating and Corporate Governance Committee ($7,500). In addition, the Compensation Committee continues to retain discretion to recommend to the full Board of Directors that additional cash payments be made to a non-employee director for extraordinary service during a fiscal year.
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
Director Compensation Table
The following table summarizes the compensation paid to the Company’s non-employee directors for fiscal year 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Christine King, Lead Independent Director	172,500	225,042	397,542
Alan S. Batey	97,500	225,042	322,542
Kevin L. Beebe	102,500	225,042	327,542
Eric J. Guerin	102,500	225,042	327,542
Suzanne E. McBride	95,000	225,042	320,042
David P. McGlade	125,000	225,042	350,042
Robert A. Schriesheim	112,500	225,042	337,542
Maryann Turcke	95,000	225,042	320,042
________________________
(1) The non-employee members of the Board of Directors who were directors on September 27, 2024 held the following aggregate number of unexercised stock options and unvested RSU awards as of such date:

Name	Number of Securities Underlying Unexercised Options	Number of Shares Subject to Unvested RSUs
Christine King, Lead Independent Director	—	2,272
Alan S. Batey	—	2,272
Kevin L. Beebe	—	2,272
Eric J. Guerin	—	2,718
Suzanne E. McBride	—	2,721
David P. McGlade	—	2,272
Robert A. Schriesheim	—	2,272
Maryann Turcke	—	3,656

(2) Reflects, for each non-employee director elected at the 2024 Annual Meeting of Stockholders (i.e., Mses. King, McBride, and Turcke and Messrs. Batey, Beebe, Guerin, McGlade, and Schriesheim), the grant date fair value of

2,272 RSUs granted on May 14, 2024, computed in accordance with the provisions of ASC 718 using a price of $99.05 per share.
Director Stock Ownership Requirements
We have adopted Director Stock Ownership guidelines with the objective of more closely aligning the interests of our directors with those of our stockholders. The minimum number of shares of the Company’s common stock that the Director Stock Ownership guidelines require non-employee directors to hold while serving in their capacity as directors is the director base compensation (currently $90,000) multiplied by five (5), divided by the fair market value of the Company’s common stock (rounded to the nearest 100 shares). For purposes of the Director Stock Ownership guidelines, the fair market value of the Company’s common stock is the average closing price per share of the Company’s common stock as reported on the Nasdaq Global Select Market (or if the common stock is not then traded on such market, such other market on which the common stock is traded) for the twelve (12) month period ending with the determination date. All of our directors have met the stock ownership guidelines as of the date hereof (with the exception of Ms. Turcke who is not required to comply with the guidelines until the fifth anniversary of her appointment to the Board of Directors).
Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board of Directors currently consists of Ms. King (Chairman), Mr. Batey, and Mr. Schriesheim. No member of this committee was at any time during fiscal year 2024 an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, where one of such entity’s executive officers served as a director of the Company or a member of the Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management, and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report on this Form 10-K for the year ended September 27, 2024.

THE COMPENSATION COMMITTEE
Christine King, Chairman
Alan S. Batey
Robert A. Schriesheim

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
To the Company’s knowledge, the following table sets forth the beneficial ownership of the Company’s common stock as of January 17, 2025, by the following individuals or entities: (i) each person or entity who beneficially owns five percent (5%) or more of the outstanding shares of the Company’s common stock as of January 17, 2025; (ii) the Named Executive Officers (as defined above in Item 11 “Executive Compensation”); (iii) each director and nominee for director; and (iv) all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, is not necessarily indicative of beneficial ownership for any other purpose, and does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. As of January 17, 2025, there were 160,741,022 shares of the Company’s common stock outstanding.

In computing the number of shares of Company common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to stock options or other rights held by that person that are currently exercisable or that will become exercisable within sixty (60) days of January 17, 2025, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Names and Addresses of Beneficial Owners(1)	Number of Shares Beneficially Owned(2)	Percent of Class
The Vanguard Group, Inc.	18,656,173(3)	11.6%
BlackRock, Inc.	16,129,698(4)	10.0%
Alan S. Batey	9,723	(*)
Kevin L. Beebe	50,733	(*)
Carlos S. Bori	45,961(5)	(*)
Eric J. Guerin	5,318	(*)
Liam K. Griffin	211,681(5)	(*)
Reza Kasnavi	20,911(5)	(*)
Christine King	23,057	(*)
Suzanne E. McBride	5,326	(*)
David P. McGlade	44,994	(*)
Robert A. Schriesheim	60,881	(*)
Kris Sennesael	117,175	(*)
Robert J. Terry	17,214(5)	(*)
Maryann Turcke	3,463	(*)
All current directors and executive officers as a group (14 persons)	642,789(5)	(*)
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

(2) The table does not reflect the number of shares of Company common stock to be issued pursuant to unvested restricted stock units (the “Unvested RSUs”) and earned, but unissued, performance share awards subject to time-based vesting only (the “Unvested PSAs”), in each case that are not scheduled to vest within sixty (60) days of January 17, 2025, as follows: Mr. Batey—2,272 shares under Unvested RSUs; Mr. Beebe—2,272 shares under Unvested RSUs; Mr. Bori—38,234 shares under Unvested RSUs and 4,072 shares under Unvested PSAs; Mr. Guerin—2,272 shares under Unvested RSUs; Mr. Griffin—129,434 shares under Unvested RSUs and 14,253 shares under Unvested PSAs; Mr. Kasnavi—43,653 shares under Unvested RSUs and 4,072 shares under Unvested PSAs; Ms. King—2,272 shares under Unvested RSUs; Ms. McBride—2,272 shares under Unvested RSUs; Mr. McGlade— 2,272 shares under Unvested RSUs; Mr. Schriesheim—2,272 shares under Unvested RSUs; Mr. Sennesael—47,996 shares under Unvested RSUs and 3,868 shares under Unvested PSAs; Mr. Terry—33,896 shares under Unvested RSUs and 3,360 shares under Unvested PSAs; Ms. Turcke—2,964 shares under Unvested RSUs; current directors and executive officers as a group (14 persons)—336,576 shares under Unvested RSUs and 31,711 shares under Unvested PSAs.
(3) Consists of shares beneficially owned by The Vanguard Group, Inc. (“Vanguard”), which has sole voting power with respect to zero shares, shared voting power with respect to 203,684 shares, sole dispositive power with respect to 17,980,820 shares, and shared dispositive power with respect to 675,353 shares. With respect to the information relating to Vanguard, we have relied on information disclosed by Vanguard on a Schedule 13G/A filed with the SEC on February 13, 2024. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.
(4) Consists of shares beneficially owned by BlackRock, Inc. (“BlackRock”), in its capacity as a parent holding company of various subsidiaries under Rule 13d1(b)(1)(ii)(G). In its capacity as a parent holding company or control person, BlackRock has sole voting power with respect to 14,766,933 shares and sole dispositive power with respect to 16,129,698 shares which are held by the following of its subsidiaries: BlackRock Life Limited, BlackRock International Limited, BlackRock Advisors, LLC, Aperio Group, LLC, BlackRock France SAS, BlackRock (Netherlands) B.V., BlackRock Fund Advisors, BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, SpiderRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock (Luxembourg) S.A., BlackRock Investment Management (Australia) Limited, BlackRock Advisors (UK) Limited, BlackRock Asset Management North Asia Limited, BlackRock (Singapore) Limited, and BlackRock Fund Managers Ltd. With respect to the information relating to BlackRock and its affiliated entities, we have relied on information disclosed by BlackRock on a Schedule 13G filed with the SEC on September 10, 2024. The address of BlackRock is 50 Hudson Yards, New York, NY 10001.
(5) Includes shares held in the Company’s 401(k) Savings and Investment Plan as of January 17, 2025.

Equity Compensation Plan Information
As of September 27, 2024, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:
• the 2002 Employee Stock Purchase Plan, as Amended
• the Non-Qualified Employee Stock Purchase Plan, as Amended
• the Amended and Restated 2008 Director Long-Term Incentive Plan
• the Second Amended and Restated 2015 Long-Term Incentive Plan

Except for the Non-Qualified Employee Stock Purchase Plan, as Amended (the “Non-Qualified ESPP”), each of the foregoing equity compensation plans was approved by the Company’s stockholders. A description of the material features of the Non-Qualified ESPP is provided below under the heading “Non-Qualified Employee Stock Purchase Plan.”

The following table presents information about these plans as of September 27, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)(a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)(c)
Equity compensation plans approved by security holders	11,576(1)	83.52	14,227,060(2)
Equity compensation plans not approved by security holders	—	—	474,405(3)
TOTAL	11,576	83.52	14,701,465
________________________
(1) Excludes 2,754,129 unvested shares under restricted stock and RSU awards and 1,568,746 unvested shares under PSAs, which number assumes achievement of performance goals under outstanding PSAs at target levels.
(2) Includes 2,086,629 shares available for future issuance under the 2002 Employee Stock Purchase Plan, as Amended, 11,638,048 shares available for future issuance under the Second Amended and Restated 2015 Long-Term Incentive Plan, and 502,383 shares available for future issuance under the Amended and Restated 2008 Director Long-Term Incentive Plan.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions: Other than compensation agreements and other arrangements which are described above in Item 11 “Executive Compensation,” since September 30, 2023, there has not been a transaction or series of related transactions to which the Company was or is a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than five percent (5%) of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest. Our Board of Directors has adopted a written related person transaction approval policy that sets forth the Company’s policies and procedures for the review, approval, or ratification of any transaction required to be reported in its filings with the SEC. The Company’s policy with regard to related person transactions is that all related person transactions between the Company and any related person (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be reviewed by the Company’s General Counsel and approved by the Audit Committee. In addition, the Company’s Code of Business Conduct and Ethics requires that employees discuss with the Company’s Compliance Officer any significant relationship (or transaction) that might raise doubt about such employee’s ability to act in the best interest of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
KPMG LLP (Irvine, California, Auditor Firm ID: 185) provided audit services to the Company consisting of the annual audit of the Company’s 2024 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2024. The following table summarizes the fees of KPMG LLP billed to the Company for the last two fiscal years.

Fee Category	Fiscal Year 2024 ($)	% of Total (%)	Fiscal Year 2023 ($)	% of Total (%)
Audit Fees(1)	2,622,000	70.0	2,421,240	97.0
Audit-Related Fees(2)	306,026	8.2	43,974	1.7
Tax Fees(3)	818,008	21.8	32,000	1.3
Total Fees	3,746,034	100	2,497,214	100
________________________
(1) Audit fees consist of fees for the audit of our annual financial statements, review of the interim financial statements included in our quarterly reports on Form 10-Q, and statutory audits and related filings in various foreign locations. Fiscal year 2024 and 2023 audit fees included fees for services incurred in connection with rendering an opinion under Section 404 of the Sarbanes-Oxley Act. Fiscal year 2024 audit fees also included fees for the review of an auditor consent to incorporate by reference prior year financial statement opinions in a registration statement on Form S-8 filed with the SEC in June 2024.
(2) Audit-related fees consist of fees relating to the Company’s real-time system implementation assessment of certain enterprise resource planning software.
(3) Tax fees consist of fees for tax compliance and tax planning services. Tax compliance services in fiscal year 2024 and 2023 primarily relate to the review of U.S. income tax matters, including the Section 48D advanced manufacturing investment credit in fiscal year 2024. Tax planning services, which in fiscal year 2024 relate to future changes in tax laws resulting from the BEPS Project of the OECD, including Pillar Two, accounted for $55,000 of the total tax fees for fiscal year 2024.

In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided to the Company by its independent registered public accounting firm, KPMG LLP. The policy requires that all services provided by KPMG LLP, including audit services and permitted audit-related and non-audit services, be preapproved by the Audit Committee. The Audit Committee preapproved all audit and non-audit services provided by KPMG LLP during fiscal year 2024 and fiscal year 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number of the Original Filing
	Report of Independent Registered Public Accounting Firm	Pages 38 through 39
	Consolidated Statements of Operations for the three years ended September 27, 2024	Page 40
	Consolidated Statements of Comprehensive Income for the three years ended September 27, 2024	Page 41
	Consolidated Balance Sheets at September 27, 2024 and September 29, 2023	Page 42
	Consolidated Statements of Cash Flows for the three years ended September 27, 2024	Page 43
	Consolidated Statements of Stockholders’ Equity for the three years ended September 27, 2024	Page 44
	Notes to Consolidated Financial Statements	Pages 45 through 64

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:
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
10.6*
Skyworks Solutions, Inc. Second Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Annex 1 to the Company’s Definitive Proxy Statement filed with the SEC on March 28, 2024)
		DEF 14A	001-05560		3/28/2024
10.7*	Form of Nonstatutory Stock Option Agreement under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan	10-K	001-05560	10.7	11/15/2024
10.8*	Form of Performance Share Agreement under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan	10-K	001-05560	10.8	11/15/2024
10.9*	Form of Restricted Stock Unit Agreement under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan	10-K	001-05560	10.9	11/15/2024
10.10*^	Fiscal Year 2024 Executive Incentive Plan	10-Q	001-05560	10.1	1/31/2024
10.11*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	5/1/2024
10.12*	Second Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Liam Griffin	10-Q	001-05560	10.1	8/8/2023
10.13*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Kris Sennesael					X

10.14*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Robert J. Terry					X
10.15*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Carlos S. Bori					X
10.16*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Kari A. Durham					X
10.17*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Reza Kasnavi					X
10.18	Debt Commitment Letter, dated as of April 22, 2021, by and between Skyworks Solutions, Inc., and JPMorgan Chase Bank, N.A	8-K	001-05560	10.1	4/22/2021
10.19^	Revolving Credit Agreement, dated as of May 21, 2021, among the Company, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-05560	10.2	5/26/2021
10.20^	First Amendment, dated as of March 6, 2023, among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, amending the Revolving Credit Agreement, dated as of May 21, 2021, by and among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and the administrative agent	8-K	001-05560	10.2	3/10/2023
19	Skyworks Solutions, Inc. Company Policy Regarding Insider Trading and Disclosure of Material Non-Public Information					X
21	Subsidiaries of the Company	10-K	001-05560	21	11/15/2024
23.1	Consent of KPMG LLP	10-K	001-05560	23.1	11/15/2024
31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.1	11/15/2024
31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	31.2	11/15/2024
31.3	Certification of the Company’s Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Company’s Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.1	11/15/2024
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-05560	32.2	11/15/2024
97.1	Skyworks Solutions, Inc. Executive Compensation Recovery Policy	10-K	001-05560	97.1	11/15/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Date: January 24, 2025	SKYWORKS SOLUTIONS, INC.
Registrant

	By:	/s/ Liam K. Griffin
Liam K. Griffin
Chairman, Chief Executive Officer and President
(Principal Executive Officer)