Form 10-Q
period 2024-12-27
SKYWORKS SOLUTIONS, INC.
filed 2025-02-05
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2024
OR
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

As of January 31, 2025, the registrant had 160,741,022 shares of common stock, par value $0.25 per share, outstanding.
1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 27, 2024

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	December 27, 2024	December 29, 2023
Net revenue	$1,068.5	$1,201.5
Cost of goods sold	626.6	694.9
Gross profit	441.9	506.6
Operating expenses:
Research and development	176.4	153.1
Selling, general, and administrative	82.6	78.8
Amortization of intangibles	0.2	0.2
Restructuring, impairment, and other charges	1.6	16.2
Total operating expenses	260.8	248.3
Operating income	181.1	258.3
Interest expense	(6.8)	(10.0)
Other income, net	16.1	3.4
Income before income taxes	190.4	251.7
Provision for income taxes	28.4	20.4
Net income	$162.0	$231.3
Earnings per share:
Basic	$1.01	$1.45
Diluted	$1.00	$1.44
Weighted average shares:
Basic	160.4	159.9
Diluted	161.4	161.0
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	December 27, 2024	December 29, 2023
Net income	$162.0	$231.3
Other comprehensive income (loss), net of tax:
Fair value of investments	(0.1)	0.1
Pension adjustments	—	(0.2)
Comprehensive income	$161.9	$231.2
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	December 27, 2024	September 27, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,602.5	$1,368.6
Marketable securities	136.7	194.1
Receivables, net of allowances of $0.9 and $0.9, respectively	520.0	508.8
Inventory	699.7	784.8
Other current assets	484.9	484.7
Total current assets	3,443.8	3,341.0
Property, plant, and equipment, net	1,247.0	1,280.3
Operating lease right-of-use assets	188.3	191.6
Goodwill	2,176.7	2,176.7
Intangible assets, net	884.0	900.5
Deferred tax assets, net	303.5	303.5
Marketable securities	15.6	11.4
Other long-term assets	72.2	78.3
Total assets	$8,331.1	$8,283.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147.2	$171.8
Accrued compensation and benefits	97.8	127.9
Other current liabilities	334.6	303.0
Total current liabilities	579.6	602.7
Long-term debt	994.7	994.3
Long-term tax liabilities	128.8	127.9
Long-term operating lease liabilities	179.0	185.9
Other long-term liabilities	48.3	35.8
Total liabilities	1,930.4	1,946.6
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 160.7 shares issued and outstanding at December 27, 2024, and 159.9 shares issued and outstanding at September 27, 2024	40.2	40.0
Additional paid-in capital	283.7	269.4
Retained earnings	6,082.4	6,032.9
Accumulated other comprehensive loss	(5.6)	(5.6)
Total stockholders’ equity	6,400.7	6,336.7
Total liabilities and stockholders’ equity	$8,331.1	$8,283.3
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	December 27, 2024	December 29, 2023
Cash flows from operating activities:
Net income	$162.0	$231.3
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	51.1	53.3
Depreciation	67.6	64.7
Amortization of intangible assets	48.4	48.1
Deferred income taxes	(0.5)	(2.6)
Asset impairment charges	—	16.1
Amortization of debt discount and issuance costs	0.5	1.9
Other, net	(3.1)	(4.4)
Changes in assets and liabilities:
Receivables, net	(11.2)	204.9
Inventory	86.9	192.2
Accounts payable	(19.9)	(18.7)
Other current and long-term assets and liabilities	(4.6)	(11.9)
Net cash provided by operating activities	377.2	774.9
Cash flows from investing activities:
Capital expenditures	(39.0)	(22.2)
Purchased intangibles	(9.8)	(7.6)
Purchases of marketable securities	(150.7)	(1.1)
Sales and maturities of marketable securities	204.9	3.2
Other	2.1	4.2
Net cash provided by (used in) investing activities	7.5	(23.5)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(38.3)	(32.7)
Dividends paid	(112.5)	(108.9)
Net proceeds from exercise of stock options	—	1.1
Payments of debt	—	(300.0)
Net cash used in financing activities	(150.8)	(440.5)
Net increase in cash and cash equivalents	233.9	310.9
Cash and cash equivalents at beginning of period	1,368.6	718.8
Cash and cash equivalents at end of period	$1,602.5	$1,029.7
Supplemental cash flow disclosures:
Income taxes paid	$3.3	$5.1
Interest paid	$12.0	$15.0
Incentives paid in common stock	$—	$1.2
Non-cash investing in capital expenditures, accrued but not paid	$30.0	$7.4
Operating lease assets obtained in exchange for new lease liabilities	$4.0	$4.9
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Shares of common stock	Par value of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 27, 2024	159.9	$40.0	$269.4	$6,032.9	$(5.6)	$6,336.7
Net income	—	—	—	162.0	—	162.0
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.8	0.2	(38.5)	—	—	(38.3)
Share-based compensation expense	—	—	52.8	—	—	52.8
Dividends declared	—	—	—	(112.5)	—	(112.5)
Balance at December 27, 2024	160.7	$40.2	$283.7	$6,082.4	$(5.6)	$6,400.7

Balance at September 29, 2023	159.5	$39.9	$172.4	$5,876.0	$(5.6)	$6,082.7
Net income	—	—	—	231.3	—	231.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	(30.6)	—	—	(30.4)
Share-based compensation expense	—	—	52.6	—	—	52.6
Dividends declared	—	—	—	(108.9)	—	(108.9)
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Balance at December 29, 2023	160.2	$40.1	$194.4	$5,998.4	$(5.7)	$6,227.2
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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2024, filed with the SEC on November 15, 2024, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 24, 2025 (“2024 10-K”). Certain items in the prior period financial statements have been reclassified to conform to the current period presentation.

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

The Company’s fiscal year ends on the Friday closest to September 30. The fiscal year ending on October 3, 2025 consists of 53 weeks (“fiscal 2025”). The fiscal year ended on September 27, 2024 consisted of 52 weeks (“fiscal 2024”). The three months ended December 27, 2024, and December 29, 2023, each consisted of 13 weeks.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of certain expense captions into specified categories in the notes to financial statements on an annual and interim basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, on either a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

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

Net revenue by geographic area is as follows (in millions):

	Three Months Ended
	December 27, 2024	December 29, 2023
United States	$846.7	$969.2
China	70.8	79.9
Taiwan	65.1	71.3
South Korea	48.1	45.6
Europe, Middle East, and Africa	28.2	27.1
Other Asia-Pacific	9.6	8.4
Total net revenue	$1,068.5	$1,201.5

Net revenue by sales channel is as follows (in millions):

	Three Months Ended
	December 27, 2024	December 29, 2023
Distributors	$950.8	$1,062.9
Direct customers	117.7	138.6
Total net revenue	$1,068.5	$1,201.5

The Company’s revenue from external customers is generated principally from the sale of semiconductor products. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	December 27, 2024	September 27, 2024	December 27, 2024	September 27, 2024
U.S. Treasury and government securities	$45.4	$39.0	$15.5	$11.1
Corporate bonds and notes	91.3	155.0	0.1	0.3
Municipal bonds	—	0.1	—	—
Total marketable securities	$136.7	$194.1	$15.6	$11.4

The contractual maturities of noncurrent available-for-sale marketable securities were within two years or less of issuance of the applicable securities. Neither gross unrealized gains and losses nor realized gains and losses were material as of December 27, 2024, or September 27, 2024.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of
	December 27, 2024				September 27, 2024
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$1,602.5	$1,418.6	$183.9	$—	$1,368.6	$1,199.1	$169.5	$—
U.S. Treasury and government securities	60.9	42.1	18.8	—	50.1	36.5	13.6	—
Corporate bonds and notes	91.4	—	91.4	—	155.3	—	155.3	—
Municipal bonds	—	—	—	—	0.1	—	0.1	—
Total assets at fair value	$1,754.8	$1,460.7	$294.1	$—	$1,574.1	$1,235.6	$338.5	$—
(1) Cash equivalents included in Levels 1 and 2 consist of money market funds, corporate bonds and notes, and U.S. Treasury and government securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended December 27, 2024. During the three months ended December 29, 2023, the Company recorded an impairment charge of $16.1 million related to the abandonment of a previously capitalized in-process research and development (“IPR&D”) project recorded within restructuring, impairment, and other charges.

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets.

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	December 27, 2024		September 27, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.80% Senior Notes due 2026	$498.8	$478.5	$498.5	$478.4
3.00% Senior Notes due 2031	495.9	429.4	495.8	441.2
Total debt under Senior Notes	$994.7	$907.9	$994.3	$919.6

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	December 27, 2024	September 27, 2024
Raw materials	$31.1	$30.3
Work-in-process	449.2	520.5
Finished goods	219.4	234.0
Total inventory	$699.7	$784.8

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	December 27, 2024	September 27, 2024
Land and improvements	$11.9	$11.9
Buildings and improvements	621.4	610.2
Furniture and fixtures	90.1	81.3
Machinery and equipment	3,419.7	3,418.0
Construction in progress	75.0	88.7
Total property, plant, and equipment, gross	4,218.1	4,210.1
Accumulated depreciation	(2,971.1)	(2,929.8)
Total property, plant, and equipment, net	$1,247.0	$1,280.3

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three months ended December 27, 2024.

The Company tests its goodwill and its indefinite-lived intangible assets for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value may be impaired. There were no indicators of goodwill and IPR&D impairment noted during the three months ended December 27, 2024. Refer to Note 4 for a discussion of an IPR&D impairment of $16.1 million during the three months ended December 29, 2023.

Intangible assets consist of the following (in millions):

		As of
	Weighted Average Amortization Period (Years)	December 27, 2024			September 27, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and other	6.3	$1,363.9	$(565.2)	$798.7	$1,379.6	$(540.7)	$838.9
Technology licenses	3.2	106.2	(56.3)	49.9	75.0	(48.8)	26.2
In-process research and development		35.4	—	35.4	35.4	—	35.4
Total intangible assets		$1,505.5	$(621.5)	$884.0	$1,490.0	$(589.5)	$900.5

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. Amortization expense related to definite-lived intangible assets was $48.4 million and $48.1 million for the three months ended December 27, 2024 and December 29, 2023, respectively, primarily recorded within cost of goods sold.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2025	2026	2027	2028	2029	Thereafter
Amortization expense	$129.8	$149.5	$133.5	$104.4	$87.7	$243.7

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended
	December 27, 2024	December 29, 2023
United States income taxes	$15.1	$12.1
Foreign income taxes	13.3	8.3
Provision for income taxes	$28.4	$20.4
Effective tax rate	14.9%	8.1%

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three months ended December 27, 2024 and December 29, 2023 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and tax expense related to share-based compensation shortfalls.

In August 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion. The Company was subject to the provisions of CAMT beginning in fiscal 2024. CAMT had no impact to the Company’s consolidated financial statements during the three months ended December 27, 2024 and December 29, 2023, respectively.

In December 2021, the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) released Global Anti-Base Erosion (“GloBE”) rules under Pillar Two. Many countries have implemented laws based on Pillar Two which is effective for the Company beginning in fiscal 2025. Pillar Two did not have a material impact to the Company's consolidated financial statements during the three months ended December 27, 2024.

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

The Company maintains certain minimum purchase commitments under long-term capacity reservation agreements primarily with foundries for the purchase of wafers. Under these agreements, the Company has agreed to pay a combination of refundable deposits and prepayments to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements. As of December 27, 2024, the deposits and prepayments under the long-term capacity reservation agreements were $141.7 million and $3.6 million, respectively, recorded within other current assets, and $1.1 million and $23.0 million, respectively, recorded within other long-term assets. As of September 27, 2024, the deposits and prepayments under the long-term capacity reservation agreements were $141.7 million and $3.0 million, respectively, recorded within other current assets, and $1.3 million and $21.8 million, respectively, recorded within other long-term assets.

10.     STOCKHOLDERS’ EQUITY

Stock Repurchase and Retirement
On January 31, 2023, the Board of Directors approved a stock repurchase program (“January 31, 2023 stock repurchase program”), pursuant to which the Company was authorized to repurchase up to $2.0 billion of its common stock from time to time through February 1, 2025, on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements.

During the three months ended December 27, 2024 and December 29, 2023, the Company did not repurchase any shares of its common stock. As of December 27, 2024, $1.9 billion remained available under the January 31, 2023 stock repurchase program.

On February 4, 2025, the Board of Directors approved a new stock repurchase program (“February 4, 2025 stock repurchase program”), pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time through February 3, 2027, on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The February 4, 2025 stock repurchase program succeeds in its entirety the aforementioned January 31, 2023 stock repurchase program. The timing and amount of any shares of the Company’s common stock that are repurchased under the February 4, 2025 stock repurchase program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The February 4, 2025 stock repurchase program may be suspended or discontinued at any time. The Company currently expects to fund the February 4, 2025 stock repurchase program using the Company’s working capital.

Dividends
On February 5, 2025, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.70 per share. This dividend is payable on March 17, 2025, to the Company’s stockholders of record as of the close of business on February 24, 2025. Future dividends are subject to declaration by the Board of Directors.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	Fiscal Years Ended
	October 3, 2025		September 27, 2024
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.70	$112.5	$0.68	$108.9

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Consolidated Statements of Operations (in millions):

	Three Months Ended
	December 27, 2024	December 29, 2023
Cost of goods sold	$7.3	$8.8
Research and development	25.6	25.4
Selling, general, and administrative	18.2	19.1
Total share-based compensation	$51.1	$53.3

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended
	December 27, 2024	December 29, 2023
Net income	$162.0	$231.3

Weighted average shares outstanding – basic	160.4	159.9
Dilutive effect of equity-based awards	1.0	1.1
Weighted average shares outstanding – diluted	161.4	161.0

Net income per share – basic	$1.01	$1.45
Net income per share – diluted	$1.00	$1.44

Anti-dilutive common stock equivalents	0.1	—

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three months ended December 27, 2024, and December 29, 2023, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.     SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	December 27, 2024	September 27, 2024
Prepaid expenses	$223.1	$234.8
Other	261.8	249.9
Total other current assets	$484.9	$484.7

Other current liabilities consist of the following (in millions):

	As of
	December 27, 2024	September 27, 2024
Accrued customer liabilities	$199.4	$192.2
Accrued taxes	74.4	52.5
Short-term operating lease liabilities	19.3	20.2
Other	41.5	38.1
Total other current liabilities	$334.6	$303.0

13.     SUBSEQUENT EVENT

On February 4, 2025, the Board of Directors appointed Philip Brace as the President and Chief Executive Officer of the Company and as a director, effective February 17, 2025 (the “Transition Date”), to succeed Liam K. Griffin who will step down from his roles as President and Chief Executive Officer of the Company as of the Transition Date (the “Chief Executive Officer Transition”). In connection with the Chief Executive Officer Transition, the Company will incur charges of approximately $20.0 million (with the portion of the charge relating to outstanding equity awards being based on the original grant date fair value as computed in accordance with the provisions of FASB ASC Topic 718) pursuant to Mr. Griffin's Second Amended and Restated Change in Control / Severance Agreement and the prorated vesting of approximately 5,934 shares under his fiscal 2025 restricted stock unit award.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Any statements that are not statements of historical fact should be considered to be forward-looking statements. Words such as “anticipates”, “believes”, “continue”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “seek”, “should”, “targets”, “will”, “would”, and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the possible impacts of geopolitical conflicts, inflation, recession, and global health crises, as well as the development of new products, enhancements of technologies, sales levels, expense levels, the benefits of acquisitions we have made or may make in the future, and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management as of the date the statement is first made, such statements can only be based on facts and factors then known and understood by us. Consequently, forward-looking statements involve inherent risks and uncertainties, and actual financial results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual financial results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in the 2024 10-K, under the heading “Risk Factors” and in the other documents filed by us with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of the initial filing of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

In this document, the words “we”, “our”, “ours”, “us”, “Skyworks”, and “the Company” refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

Three Months Ended December 27, 2024, and December 29, 2023
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended
	December 27, 2024	December 29, 2023
Net revenue	100.0%	100.0%
Cost of goods sold	58.6	57.8
Gross profit	41.4	42.2
Operating expenses:
Research and development	16.5	12.7
Selling, general, and administrative	7.7	6.6
Amortization of intangibles	—	—
Restructuring, impairment, and other charges	0.2	1.4
Total operating expenses	24.4	20.7
Operating income	17.0	21.5
Interest expense	(0.6)	(0.8)
Other income, net	1.5	0.3
Income before income taxes	17.9	20.9
Provision for income taxes	2.7	1.7
Net income	15.2%	19.3%

OVERVIEW

We, together with our consolidated subsidiaries, are a leading developer, manufacturer and provider of analog and mixed-signal semiconductor products and solutions for numerous applications, including aerospace, automotive, broadband, cellular infrastructure, connected home, defense, entertainment and gaming, industrial, medical, smartphone, tablet, and wearables.

General
During the three months ended December 27, 2024, the following key factors contributed to our overall results of operations, financial position, and cash flows:

•Net revenue decreased to $1,068.5 million for the three months ended December 27, 2024, as compared to $1,201.5 million for the corresponding period in fiscal 2024, driven primarily by a decrease in demand for our mobile products.

•Our ending cash, cash equivalents, and marketable securities balance increased to $1,754.8 million. The increase in cash, cash equivalents, and marketable securities during the three months ended December 27, 2024, was primarily due to cash generated from operations of $377.2 million, partially offset by dividend payments of $112.5 million and capital expenditures of $39.0 million.

Net Revenue

	Three Months Ended
(dollars in millions)	December 27, 2024	Change	December 29, 2023
Net revenue	$1,068.5	(11.1)%	$1,201.5

We market and sell our products indirectly through electronic components distributors and directly to OEMs of communications and electronics products, third-party original design manufacturers, and contract manufacturers. We generally experience seasonal peaks during our fourth and first fiscal quarters (which correspond to the second half of the calendar year), primarily as a result of increased worldwide production of consumer electronics in anticipation of holiday sales, whereas our second and third fiscal quarters are typically lower and in line with seasonal industry trends. In addition, beginning in the fourth quarter of fiscal 2025, we expect revenues will be negatively impacted by a decrease in market share at a significant customer.

The decrease in net revenue for the three months ended December 27, 2024, as compared with the corresponding period in fiscal 2024, was driven primarily by a decrease in demand for our mobile products.

Gross Profit

	Three Months Ended
(dollars in millions)	December 27, 2024	Change	December 29, 2023
Gross profit	$441.9	(12.8)%	$506.6
% of net revenue	41.4%		42.2%

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

The decrease in gross profit for the three months ended December 27, 2024, as compared with the corresponding period in fiscal 2024, was primarily the result of lower unit volumes, unfavorable product mix, and lower average selling prices.

Research and Development

	Three Months Ended
(dollars in millions)	December 27, 2024	Change	December 29, 2023
Research and development	$176.4	15.2%	$153.1
% of net revenue	16.5%		12.7%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation units and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The increase in research and development expenses for the three months ended December 27, 2024, as compared with the corresponding period in fiscal 2024, was primarily related to increases in certain headcount-related expenses and costs for engineering prototypes as a result of our increased investment in developing new technologies and products.

Selling, General, and Administrative

	Three Months Ended
(dollars in millions)	December 27, 2024	Change	December 29, 2023
Selling, general, and administrative	$82.6	4.8%	$78.8
% of net revenue	7.7%		6.6%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses for the three months ended December 27, 2024, as compared with the corresponding period in fiscal 2024, was primarily related to increased professional services costs.

Amortization of Intangibles

	Three Months Ended
(dollars in millions)	December 27, 2024	Change	December 29, 2023
Amortization of intangibles	$0.2	—%	$0.2
% of net revenue	—%		—%

Amortization expense of intangible assets was consistent for the three months ended December 27, 2024, as compared with the corresponding period in fiscal 2024.

Restructuring, Impairment, and Other Charges

	Three Months Ended
(dollars in millions)	December 27, 2024	Change	December 29, 2023
Restructuring, impairment, and other charges	$1.6	(90.1)%	$16.2
% of net revenue	0.2%		1.4%

The decrease in restructuring, impairment, and other charges for the three months ended December 27, 2024 was primarily due to the abandonment of a previously capitalized IPR&D project during the corresponding period in fiscal 2024.

Interest Expense

	Three Months Ended
(dollars in millions)	December 27, 2024	Change	December 29, 2023
Interest expense	$6.8	(32.0)%	$10.0
% of net revenue	0.6%		0.8%

The decrease in interest expense for the three months ended December 27, 2024, as compared with the corresponding period in fiscal 2024, was due to certain debt repayments in prior periods that reduced the amount of outstanding indebtedness.

Other Income, Net

	Three Months Ended
(dollars in millions)	December 27, 2024	Change	December 29, 2023
Other income, net	$16.1	373.5%	$3.4
% of net revenue	1.5%		0.3%

The increase in other income, net for the three months ended December 27, 2024, as compared with the corresponding period in fiscal 2024, was primarily due to an increase in interest income generated from cash, cash equivalents, and marketable securities.

Provision for Income Taxes

	Three Months Ended
(dollars in millions)	December 27, 2024	Change	December 29, 2023
Provision for income taxes	$28.4	39.2%	$20.4
% of net revenue	2.7%		1.7%

We recorded a provision for income taxes of $28.4 million (which consisted of $15.1 million and $13.3 million related to United States and foreign income taxes, respectively) for the three months ended December 27, 2024.

The increase in income tax expense for the three months ended December 27, 2024, as compared with the corresponding period in fiscal 2024, was primarily due to higher foreign taxes and a lower Foreign-Derived Intangible Income (“FDII”) benefit, partially offset by a decrease in Global Intangible Low-Taxed Income (“GILTI”), net of foreign tax credits, and a decrease in tax expense related to a change in the reserve for uncertain tax positions.

The Company operates under a tax holiday in Singapore, which is effective through September 30, 2025, with the ability to extend through September 30, 2030. The current tax holiday is conditioned upon the Company’s compliance with certain conditions, including employment and investment thresholds in Singapore. The Company is currently re-assessing the structure of the tax holiday including certain compliance thresholds for fiscal 2025. As a result, we expect foreign taxes to increase in fiscal 2025.

We continue to monitor changes in tax laws that could arise related to the BEPS project of the OECD, including Pillar Two. Many countries have implemented laws based on Pillar Two which is effective for us beginning in fiscal 2025. While we do not expect these enacted laws to materially impact our effective tax rate for fiscal 2025, we continue to evaluate the impact of proposed and enacted legislative changes to our effective tax rate as new guidance becomes available.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in millions)	December 27, 2024	December 29, 2023
Cash and cash equivalents at beginning of period	$1,368.6	$718.8
Net cash provided by operating activities	377.2	774.9
Net cash provided by (used in) investing activities	7.5	(23.5)
Net cash used in financing activities	(150.8)	(440.5)
Cash and cash equivalents at end of period	$1,602.5	$1,029.7

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $397.7 million decrease in cash provided by operating activities during the three months ended December 27, 2024, as compared with the corresponding period in fiscal 2024, was primarily related to decreases in working capital of $315.3 million, due primarily to unfavorable changes in accounts receivables and inventory, and lower net income.

Cash provided by investing activities:
Cash provided by investing activities consists primarily of cash received related to the sale or maturity of marketable securities, partially offset by cash paid to purchase marketable securities, capital expenditures, and cash paid to acquire intangible assets. The increase in cash provided by investing activities during the three months ended December 27, 2024, as compared with the corresponding period in fiscal 2024, was primarily related to an increase of $201.7 million in the sale or maturity of marketable securities, partially offset by an increase of $149.6 million in purchases of marketable securities and an increase of $16.8 million in capital expenditures.

Cash used in financing activities:
Cash used in financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $289.7 million decrease in cash used in financing activities during the three months ended December 27, 2024, as compared with the corresponding period in fiscal 2024, was primarily related to a decrease of $300.0 million for the repayment of debt, partially offset by an increase of $5.6 million in payroll tax withholdings on equity awards and an increase of $3.6 million in dividend payments.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $1,754.8 million as of December 27, 2024, representing an increase of $180.7 million from September 27, 2024.

We have outstanding $500.0 million of Notes Due 2026 and $500.0 million of Notes Due 2031 (the “Notes”). We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of December 27, 2024, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026.

Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, the cash we expect to generate from operations, and funds from our Revolver, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), share repurchases, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash on hand, cash generated from operations, and funds from our Revolver will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

Our invested cash balances primarily consist of highly liquid marketable securities that are available to meet near-term cash requirements including: money market funds, U.S. Treasury and government securities, corporate bonds and notes, and municipal bonds.

Our contractual obligations disclosure in the 2024 10-K has not materially changed since we filed that report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our investment portfolio. Our investment portfolio consists of cash and cash equivalents (money market funds, corporate bonds and notes, and U.S. Treasury and government securities purchased with less than ninety days until maturity) that total approximately $1,602.5 million, and marketable securities (U.S. Treasury and government securities and corporate bonds and notes) that total approximately $136.7 million and $15.6 million within short-term and long-term marketable securities, respectively, as of December 27, 2024.

The main objectives of our investment activities are liquidity and preservation of capital. Our cash equivalent investments have short-term maturity periods that dampen the impact of market or interest rate risk. Our marketable securities have short-term and long-term maturity periods between 90 days and two years. Credit risk associated with our investments is not material because our investments are diversified across several types of securities with high credit ratings, which reduces the amount of credit exposure to any one investment.

Based on our results of operations for the three months ended December 27, 2024, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments of 100 basis points would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three months ended December 27, 2024 and December 29, 2023, we had not entered into any outstanding foreign currency forward or options contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of December 27, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 9 of the Notes to Consolidated Financial Statements for a detailed discussion.

ITEM 1A. RISK FACTORS.

In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2024 10-K, which could materially affect our business, financial condition, or future results.
If our upcoming chief executive officer transition is not successful, our business and future growth prospects could be harmed.
On February 4, 2025, we appointed Philip Brace as our Chief Executive Officer (“CEO”), effective February 17, 2025. Any significant leadership change involves inherent risk, including potential disruptions to our operations or relationships with customers, suppliers, and key employees, and can be inherently difficult to implement. If the transition to our new CEO is not successful for any reason, it could have an adverse impact on our business.
The risks of doing business internationally apply to all aspects of our operations.
We derive significant revenues from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. We have suppliers located outside the United States, including third-party packaging, assembly, and test facilities and semiconductor foundries located in the Asia-Pacific region. We also operate our own wafer processing facilities in Osaka, Japan, as well as packaging, assembly, and test facilities in Singapore and in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating in multiple jurisdictions. These include, but are not limited to, risks regarding:
•recession or economic downturn globally or in the jurisdictions in which we do business,
•currency controls and currency exchange rate fluctuations, including increases or decreases in commodities prices related to such fluctuations,
•inflation or deflation, as well as changes in existing and expected rates of inflation or deflation, which may vary across the jurisdictions in which we do business,
•interest rates, as well as changes in existing and expected interest rates, which may vary across the jurisdictions in which we do business,
•global, regional, and local economic and political conditions, including, but not limited to, social, economic, political, and supply chain instability related to the uncertainty regarding the relationships among the United States, China, Taiwan, Russia, Mexico, North Korea, Israel, other Middle Eastern countries, Japan, Singapore, Canada, and potentially other foreign countries, and the international community at large, as well as related to armed conflicts, such as the conflict between Russia and Ukraine and the conflicts in Israel and the Middle Eastern region, that exist, or in the future could exist, in various jurisdictions around the world,
•the imposition of or changes to tariffs, including the tariffs announced in February 2025 by the United States with respect to Canada, China and Mexico, and any retaliatory tariffs or measures, including any taken by Canada, China or Mexico, including countermeasures by China announced in February 2025, that could negatively impact trade between, or increase the cost of operating in, or increase the cost of or negatively impact the demand for our products or our customers’ products in, the countries in which we or our customers do business,
•other restrictive or punitive governmental actions (such as restrictions on transfer of funds, restrictions on individuals’ movement, including travel restrictions, quarantines, lockdowns, and curfews, trade protection measures, including export duties, quotas, customs duties, border taxes, border closures, increased import or export controls, export licenses, and restrictions on the purchase of products made or containing technology or components from certain companies or from companies located in certain jurisdictions), or actions by non-governmental individuals and groups (such as protests, boycotts, insurgencies, organized crime, and general civil unrest), that could negatively impact trade between, or increase the cost of operating in, the countries in which we do business,
•labor market conditions and laws,
•disruptions of capital and trading markets,
•difficulty in collecting, or failure to collect, accounts receivable, as well as longer collection periods,
•changes in, or non-compliance with, legal or regulatory import/export requirements, including restrictions on selling to certain customers or into certain jurisdictions,
•natural disasters and severe weather events, including, but not limited to, earthquakes, wildfires, droughts, hurricanes, tsunamis, floods, rising sea levels, as well as other impacts of climate change,

•acts of terrorism, widespread illness, the effects of global health crises on business conditions in our industry or in the jurisdictions in which we do business, or other deterioration of public health conditions, and war,
•misappropriation or other unauthorized transfers of our information and breaches of our information systems, as well as the potential lack of adequate remedies or enforcement mechanisms in certain jurisdictions,
•difficulty in engaging distribution partners or obtaining sales or other business support in certain jurisdictions,
•cultural differences in the conduct of business,
•direct or indirect government actions, subsidies, or policies aimed at supporting local industry,
•the laws and policies of the United States and other countries affecting trade, foreign investment and loans, foreign travel, and import or export licensing requirements, including, but not limited to, prohibitions on certain trade and other activities in China, Russia, Belarus, and portions of Ukraine,
•withdrawal from, or renegotiation of, existing trade agreements by the United States (or other jurisdictions) potentially affecting Mexico, China, Canada, and other countries in which we do business,
•changes in current or future tax law or regulations or new interpretations thereof, by federal or state agencies or foreign governments,
•changes in the effective tax rate as a result of our overall profitability and mix of earnings in countries with differing statutory tax rates,
•results of audits and examination of previously filed tax returns, and
•limitations on our ability under local laws to protect or enforce our intellectual property rights in a particular foreign jurisdiction.
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
We are subject to the risks of our and our customers and suppliers doing business in China.
Demand from Chinese customers may be adversely affected by China’s evolving laws and regulations, including those relating to taxation, import and export tariffs and restrictions, currency controls, environmental regulations, privacy and information security, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent, and the potential issuance of new laws and regulations creates uncertainty. In addition, changes in the political environment, economic environment, governmental policies, United States-China relations, or China-Taiwan relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our intellectual property, increased taxation, restrictions on imports, import duties, or currency revaluations, any of which could have an adverse effect on our business plans and operating results. In particular, the imposition by the United States of new tariffs, including the tariffs announced in February 2025, on goods imported from China, or deemed to be of Chinese origin, and other government actions that restrict our ability to sell our products to Chinese customers or to manufacture or source components in China, and countermeasures imposed by China in response, including the countermeasures announced in February 2025, could directly or indirectly adversely impact our manufacturing costs, the availability and cost of materials, including gallium, germanium, antimony, tungsten, molybdenum, and rare earth metals, and the sales of our products in China, the United States and elsewhere. Such actions, including any threatened or actual tariffs and retaliatory measures, could also increase the prices of or negatively impact the demand for our customers’ products, which could negatively impact the sales of our products to those customers. In addition, the U.S. government has expanded export restrictions, and might continue expanding export restrictions, including by adding certain Chinese entities to the U.S. Bureau of Industry and Security’s Entity List (“Entity List”) or other entity lists, which has limited, and could in the future limit, our ability to sell to certain of those entities and to third parties that do business with those entities. These restrictions have negatively impacted, and may continue to negatively impact, sales of our products. In the future, we may be prevented from shipping, or be required to obtain a license to ship, our products to certain customers if they are added to the Entity List. In addition, geopolitical changes in China-Taiwan relations could disrupt the operations of several companies in Taiwan that are suppliers to, or third-party partners of, the Company, our customers, and our customers’ other suppliers. Disruption of certain critical operations in Taiwan would adversely affect our ability to manufacture certain products and would likely have substantial negative effects on the entire semiconductor industry. Finally, China’s investments in technology development and manufacturing capability in support of its stated policy of reducing its dependence on foreign semiconductor manufacturers and other technology companies has likely already resulted, and we expect will continue to result, in reduced demand for our products in China and other key markets as well as reduced supply of critical materials for our products.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended December 27, 2024:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
09/28/24 - 10/25/24	—		—	—	$1.9 billion
10/26/24 - 11/22/24	428,369	(3)	$89.42	—	$1.9 billion
11/23/24 - 12/27/24	—		—	—	$1.9 billion
	428,369			—
(1) The stock repurchase program approved by the Board of Directors on January 31, 2023 authorized the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements, and expired on February 1, 2025. On February 4, 2025, the Board of Directors approved a new $2.0 billion stock repurchase program that expires on February 3, 2027, and succeeds in its entirety the January 31, 2023 stock repurchase program.
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

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1*^	Fiscal Year 2025 Executive Incentive Plan					X

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

SKYWORKS SOLUTIONS, INC.

Date:	February 5, 2025	By:	/s/ Liam K. Griffin
Liam K. Griffin
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)