Form 10-Q
period 2025-03-28
SKYWORKS SOLUTIONS, INC.
filed 2025-05-07
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
OR
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

As of May 2, 2025, the registrant had 150,129,146 shares of common stock, par value $0.25 per share, outstanding.
1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 28, 2025

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net revenue	$953.2	$1,046.0	$2,021.7	$2,247.5
Cost of goods sold	561.6	625.7	1,188.2	1,320.7
Gross profit	391.6	420.3	833.5	926.8
Operating expenses:
Research and development	186.5	154.4	362.9	307.3
Selling, general, and administrative	88.0	76.8	170.6	155.5
Amortization of intangibles	0.2	0.2	0.5	0.5
Restructuring, impairment, and other charges (benefits)	19.6	(0.3)	21.1	15.9
Total operating expenses	294.3	231.1	555.1	479.2
Operating income	97.3	189.2	278.4	447.6
Interest expense	(6.8)	(7.1)	(13.6)	(17.1)
Other income, net	11.9	10.8	28.0	14.1
Income before income taxes	102.4	192.9	292.8	444.6
Provision for income taxes	33.7	9.6	62.1	30.0
Net income	$68.7	$183.3	$230.7	$414.6
Earnings per share:
Basic	$0.43	$1.14	$1.45	$2.59
Diluted	$0.43	$1.14	$1.44	$2.57
Weighted average shares:
Basic	158.5	160.4	159.4	160.1
Diluted	158.8	161.4	160.1	161.3
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net income	$68.7	$183.3	$230.7	$414.6
Other comprehensive income (loss), net of tax:
Fair value of investments	—	—	(0.1)	0.1
Pension adjustments	—	—	—	(0.2)
Comprehensive income	$68.7	$183.3	$230.6	$414.5
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	March 28, 2025	September 27, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,387.8	$1,368.6
Marketable securities	118.8	194.1
Receivables, net of allowances of $0.9 and $0.9, respectively	371.9	508.8
Inventory	678.3	784.8
Other current assets	478.7	484.7
Total current assets	3,035.5	3,341.0
Property, plant, and equipment, net	1,231.7	1,280.3
Operating lease right-of-use assets	200.4	191.6
Goodwill	2,176.7	2,176.7
Intangible assets, net	838.8	900.5
Deferred tax assets, net	303.5	303.5
Marketable securities	21.1	11.4
Other long-term assets	78.0	78.3
Total assets	$7,885.7	$8,283.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193.1	$171.8
Accrued compensation and benefits	110.3	127.9
Other current liabilities	309.8	303.0
Total current liabilities	613.2	602.7
Long-term debt	995.1	994.3
Long-term tax liabilities	99.8	127.9
Long-term operating lease liabilities	190.2	185.9
Other long-term liabilities	47.1	35.8
Total liabilities	1,945.4	1,946.6
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 153.6 shares issued and outstanding at March 28, 2025, and 159.9 shares issued and outstanding at September 27, 2024	38.4	40.0
Additional paid-in capital	—	269.4
Retained earnings	5,907.6	6,032.9
Accumulated other comprehensive loss	(5.7)	(5.6)
Total stockholders’ equity	5,940.3	6,336.7
Total liabilities and stockholders’ equity	$7,885.7	$8,283.3
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities:
Net income	$230.7	$414.6
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	113.8	99.3
Depreciation	136.2	130.0
Amortization of intangible assets	94.0	93.6
Deferred income taxes	19.7	(3.1)
Asset impairment charges	—	16.1
Amortization of debt discount and issuance costs	1.0	1.6
Other, net	(3.6)	(2.1)
Changes in assets and liabilities:
Receivables, net	136.9	249.0
Inventory	112.0	277.7
Accounts payable	10.9	(3.4)
Other current and long-term assets and liabilities	(65.0)	(198.1)
Net cash provided by operating activities	786.6	1,075.2
Cash flows from investing activities:
Capital expenditures	(77.5)	(49.8)
Purchased intangibles	(17.4)	(15.2)
Purchases of marketable securities	(280.0)	(11.3)
Sales and maturities of marketable securities	347.3	15.4
Other	2.2	4.4
Net cash used in investing activities	(25.4)	(56.5)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(38.9)	(33.4)
Repurchase of common stock - stock repurchase program	(500.0)	—
Dividends paid	(223.1)	(218.0)
Net proceeds from exercise of stock options	—	1.1
Proceeds from employee stock purchase plan	20.0	18.2
Payments of debt	—	(300.0)
Net cash used in financing activities	(742.0)	(532.1)
Net increase in cash and cash equivalents	19.2	486.6
Cash and cash equivalents at beginning of period	1,368.6	718.8
Cash and cash equivalents at end of period	$1,387.8	$1,205.4
Supplemental cash flow disclosures:
Income taxes paid	$115.0	$129.8
Interest paid	$12.4	$15.3
Incentives paid in common stock	$—	$1.2
Non-cash investing in capital expenditures, accrued but not paid	$45.0	$27.1
Operating lease assets obtained in exchange for new lease liabilities	$19.6	$12.6
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Shares of common stock	Par value of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 27, 2024	159.9	$40.0	$269.4	$6,032.9	$(5.6)	$6,336.7
Net income	—	—	—	162.0	—	162.0
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.8	0.2	(38.5)	—	—	(38.3)
Share-based compensation expense	—	—	52.8	—	—	52.8
Dividends declared	—	—	—	(112.5)	—	(112.5)
Balance at December 27, 2024	160.7	$40.2	$283.7	$6,082.4	$(5.6)	$6,400.7
Net income	—	$—	$—	$68.7	$—	$68.7
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.3	0.1	19.4	—	—	19.5
Share-based compensation expense	—	—	66.4	—	—	66.4
Repurchase of common stock	(7.4)	(1.9)	(369.5)	(132.9)	—	(504.3)
Dividends declared	—	—	—	(110.6)	—	(110.6)
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Balance at March 28, 2025	153.6	$38.4	$—	$5,907.6	$(5.7)	$5,940.3

Balance at September 29, 2023	159.5	$39.9	$172.4	$5,876.0	$(5.6)	$6,082.7
Net income	—	—	—	231.3	—	231.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	(30.6)	—	—	(30.4)
Share-based compensation expense	—	—	52.6	—	—	52.6
Dividends declared	—	—	—	(108.9)	—	(108.9)
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Balance at December 29, 2023	160.2	$40.1	$194.4	$5,998.4	$(5.7)	$6,227.2
Net income	—	$—	$—	$183.3	$—	$183.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.2	—	17.5	—	—	17.5
Share-based compensation expense	—	—	40.3	—	—	40.3
Dividends declared	—	—	—	(109.1)	—	(109.1)
Balance at March 29, 2024	160.4	$40.1	$252.2	$6,072.6	$(5.7)	$6,359.2
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

The Company’s fiscal year ends on the Friday closest to September 30. The fiscal year ending on October 3, 2025 consists of 53 weeks (“fiscal 2025”). The fiscal year ended on September 27, 2024 consisted of 52 weeks (“fiscal 2024”). The three and six months ended March 28, 2025, and March 29, 2024, each consisted of 13 weeks and 26 weeks, respectively.

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

Net revenue by geographic area is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
United States	$712.6	$795.1	$1,571.0	$1,764.3
China	64.6	76.9	128.9	156.8
Taiwan	72.9	74.1	119.9	145.4
South Korea	46.3	59.7	94.5	105.2
Europe, Middle East, and Africa	47.1	29.2	88.7	56.3
Other Asia-Pacific	9.7	11.0	18.7	19.5
Total net revenue	$953.2	$1,046.0	$2,021.7	$2,247.5

Net revenue by sales channel is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Distributors	$833.2	$914.7	$1,784.1	$1,977.9
Direct customers	120.0	131.3	237.6	269.6
Total net revenue	$953.2	$1,046.0	$2,021.7	$2,247.5

The Company’s revenue from external customers is generated principally from the sale of semiconductor products. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	March 28, 2025	September 27, 2024	March 28, 2025	September 27, 2024
U.S. Treasury and government securities	$99.8	$39.0	$21.1	$11.1
Corporate bonds and notes	19.0	155.0	—	0.3
Municipal bonds	—	0.1	—	—
Total marketable securities	$118.8	$194.1	$21.1	$11.4

The contractual maturities of noncurrent available-for-sale marketable securities were within two years or less of issuance of the applicable securities. Neither gross unrealized gains and losses nor realized gains and losses were material as of March 28, 2025, or September 27, 2024.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of
	March 28, 2025				September 27, 2024
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$1,387.8	$1,192.6	$195.2	$—	$1,368.6	$1,199.1	$169.5	$—
U.S. Treasury and government securities	120.9	99.4	21.5	—	50.1	36.5	13.6	—
Corporate bonds and notes	19.0	—	19.0	—	155.3	—	155.3	—
Municipal bonds	—	—	—	—	0.1	—	0.1	—
Total assets at fair value	$1,527.7	$1,292.0	$235.7	$—	$1,574.1	$1,235.6	$338.5	$—
(1) Cash equivalents included in Levels 1 and 2 consist of money market funds, corporate bonds and notes, and U.S. Treasury and government securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and six months ended March 28, 2025. During the three months ended March 29, 2024, there were no indicators of impairment identified. During the six months ended March 29, 2024, the Company recorded an impairment charge of $16.1 million related to the abandonment of a previously capitalized in-process research and development (“IPR&D”) project recorded within restructuring, impairment, and other charges (benefits).

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets.

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	March 28, 2025		September 27, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.80% Senior Notes due 2026	$499.0	$481.8	$498.5	$478.4
3.00% Senior Notes due 2031	496.1	431.9	495.8	441.2
Total debt under Senior Notes	$995.1	$913.7	$994.3	$919.6

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	March 28, 2025	September 27, 2024
Raw materials	$35.7	$30.3
Work-in-process	429.9	520.5
Finished goods	212.7	234.0
Total inventory	$678.3	$784.8

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	March 28, 2025	September 27, 2024
Land and improvements	$11.9	$11.9
Buildings and improvements	630.6	610.2
Furniture and fixtures	95.2	81.3
Machinery and equipment	3,420.1	3,418.0
Construction in progress	91.3	88.7
Total property, plant, and equipment, gross	4,249.1	4,210.1
Accumulated depreciation	(3,017.4)	(2,929.8)
Total property, plant, and equipment, net	$1,231.7	$1,280.3

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and six months ended March 28, 2025.

The Company tests its goodwill and its indefinite-lived intangible assets for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value may be impaired. There were no indicators of goodwill and IPR&D impairment noted during the three and six months ended March 28, 2025. Refer to Note 4 for a discussion of an IPR&D impairment of $16.1 million during the six months ended March 29, 2024. There were no indicators of IPR&D impairment noted during the three months ended March 29, 2024.

Intangible assets consist of the following (in millions):

		As of
	Weighted Average Amortization Period (Years)	March 28, 2025			September 27, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and other	6.4	$1,388.6	$(602.7)	$785.9	$1,379.6	$(540.7)	$838.9
Technology licenses	3.2	106.6	(64.4)	42.2	75.0	(48.8)	26.2
In-process research and development		10.7	—	10.7	35.4	—	35.4
Total intangible assets		$1,505.9	$(667.1)	$838.8	$1,490.0	$(589.5)	$900.5

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. During each of the three and six months ended March 28, 2025, $24.7 million of IPR&D assets were transferred to definite-lived intangible assets, and are being amortized over their useful lives of 8 years. During each of the three and six months ended March 29, 2024, $55.7 million of IPR&D assets were transferred to definite-lived intangible assets, and are being amortized over their useful lives of 8 years. Amortization expense related to definite-lived intangible assets was $45.6 million and $94.0 million for the three and six months ended March 28, 2025, respectively, primarily recorded within cost of goods sold. Amortization expense related to definite-lived intangible assets was $45.5 million and $93.6 million for the three and six months ended March 29, 2024, respectively, primarily recorded within cost of goods sold.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2025	2026	2027	2028	2029	Thereafter
Amortization expense	$86.8	$152.7	$136.6	$107.5	$90.0	$254.5

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
United States income taxes	$7.4	$(4.6)	$22.5	$7.5
Foreign income taxes	26.3	14.2	39.6	22.5
Provision for income taxes	$33.7	$9.6	$62.1	$30.0
Effective tax rate	32.9%	5.0%	21.2%	6.7%

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and six months ended March 28, 2025 and March 29, 2024 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”), and tax expense related to share-based compensation shortfalls. In addition to the aforementioned factors, the Company’s effective tax rate was higher than the 21.0% United States federal statutory rate for the three and six months ended March 28, 2025, due to the remeasurement of existing net deferred tax liabilities in Singapore.

In August 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion. The Company was subject to the provisions of CAMT beginning in fiscal 2024. CAMT had no impact to the Company’s consolidated financial statements during the three and six months ended March 28, 2025 and March 29, 2024.

In December 2021, the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) released Global Anti-Base Erosion (“GloBE”) rules under Pillar Two. Many countries have implemented laws based on Pillar Two which is effective for the Company beginning in fiscal 2025. Pillar Two did not have a material impact on the Company's consolidated financial statements during the three and six months ended March 28, 2025.

9.    COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, various lawsuits, claims, and proceedings have been, and may in the future be, instituted or asserted against the Company, including those pertaining to patent infringement, intellectual property, securities litigation, environmental hazards, product liability and warranty, safety and health, employment, and contractual matters.

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

The Company maintains certain minimum purchase commitments under long-term capacity reservation agreements primarily with foundries for the purchase of wafers. Under these agreements, the Company has agreed to pay a combination of refundable deposits and prepayments to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements. As of March 28, 2025, deposits and prepayments under the long-term capacity reservation agreements were $148.6 million, with $126.2 million recorded within other current assets and $22.4 million recorded within other long-term assets. As of September 27, 2024, deposits and prepayments under the long-term capacity reservation agreements were $167.8 million, with $144.7 million recorded within other current assets and $23.1 million recorded within other long-term assets.

10.     STOCKHOLDERS’ EQUITY

Stock Repurchase and Retirement
On February 4, 2025, the Board of Directors approved a new stock repurchase program (“February 4, 2025 stock repurchase program”), pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time through February 3, 2027, on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The February 4, 2025 stock repurchase program succeeds in its entirety the stock repurchase program approved by the Board of Directors on January 31, 2023 (“January 31, 2023 stock repurchase program”). The timing and amount of any shares of the Company’s common stock that are repurchased under the February 4, 2025 stock repurchase program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The February 4, 2025 stock repurchase program may be suspended or discontinued at any time. The Company currently expects to fund the February 4, 2025 stock repurchase program using the Company’s working capital.

During each of the three and six months ended March 28, 2025, the Company repurchased 7.4 million shares of its common stock for $504.3 million (including commissions and excise tax, as applicable), all of which shares were repurchased pursuant to the February 4, 2025 stock repurchase program. As of March 28, 2025, approximately $1.5 billion remained available under the February 4, 2025 stock repurchase program.

During the three and six months ended March 29, 2024, the Company did not repurchase any shares of its common stock pursuant to the January 31, 2023 stock repurchase program.

Dividends
On May 7, 2025, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.70 per share. This dividend is payable on June 17, 2025, to the Company’s stockholders of record as of the close of business on May 27, 2025. Future dividends are subject to declaration by the Board of Directors.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	Fiscal Years Ended
	October 3, 2025		September 27, 2024
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.70	$112.5	$0.68	$108.9
Second quarter	0.70	110.6	0.68	109.1
Total dividends	$1.40	$223.1	$1.36	$218.0

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Consolidated Statements of Operations (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Cost of goods sold	$5.7	$11.5	$13.0	$20.3
Research and development	27.6	19.9	53.2	45.2
Selling, general, and administrative	16.9	14.6	35.1	33.8
Restructuring, impairment, and other charges (benefits)	12.5	—	12.5	—
Total share-based compensation	$62.7	$46.0	$113.8	$99.3

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net income	$68.7	$183.3	$230.7	$414.6

Weighted average shares outstanding – basic	158.5	160.4	159.4	160.1
Dilutive effect of equity-based awards	0.3	1.0	0.7	1.2
Weighted average shares outstanding – diluted	158.8	161.4	160.1	161.3

Net income per share – basic	$0.43	$1.14	$1.45	$2.59
Net income per share – diluted	$0.43	$1.14	$1.44	$2.57

Anti-dilutive common stock equivalents	2.6	0.3	0.1	—

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three and six months ended March 28, 2025, and March 29, 2024, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.     SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	March 28, 2025	September 27, 2024
Prepaid expenses	$214.5	$234.8
Other	264.2	249.9
Total other current assets	$478.7	$484.7

Other current liabilities consist of the following (in millions):

	As of
	March 28, 2025	September 27, 2024
Accrued customer liabilities	$187.4	$192.2
Accrued taxes	41.9	52.5
Short-term operating lease liabilities	24.3	20.2
Other	56.2	38.1
Total other current liabilities	$309.8	$303.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Any statements that are not statements of historical fact should be considered to be forward-looking statements. Words such as “anticipates”, “believes”, “continue”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “seek”, “should”, “targets”, “will”, “would”, and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the possible impacts of geopolitical conflicts, tariffs, export controls, inflation, recession, and global health crises, as well as the development of new products, enhancements of technologies, sales levels, expense levels, the benefits of acquisitions we have made or may make in the future, and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management as of the date the statement is first made, such statements can only be based on facts and factors then known and understood by us. Consequently, forward-looking statements involve inherent risks and uncertainties, and actual financial results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual financial results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in the 2024 10-K, under the heading “Risk Factors” and in the other documents filed by us with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of the initial filing of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

In this document, the words “we”, “our”, “ours”, “us”, “Skyworks”, and “the Company” refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

Three and Six Months Ended March 28, 2025, and March 29, 2024
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.9	59.8	58.8	58.8
Gross profit	41.1	40.2	41.2	41.2
Operating expenses:
Research and development	19.6	14.8	18.0	13.7
Selling, general, and administrative	9.2	7.3	8.4	6.9
Amortization of intangibles	—	—	—	—
Restructuring, impairment, and other charges (benefits)	2.1	—	1.0	0.7
Total operating expenses	30.9	22.1	27.4	21.3
Operating income	10.2	18.1	13.8	19.9
Interest expense	(0.7)	(0.7)	(0.7)	(0.8)
Other income, net	1.2	1.0	1.4	0.7
Income before income taxes	10.7	18.4	14.5	19.8
Provision for income taxes	3.5	0.9	3.1	1.3
Net income	7.2%	17.5%	11.4%	18.4%

OVERVIEW

We, together with our consolidated subsidiaries, are a leading developer, manufacturer and provider of analog and mixed-signal semiconductor products and solutions for numerous applications, including aerospace, automotive, broadband, cellular infrastructure, connected home, defense, entertainment and gaming, industrial, medical, smartphone, tablet, and wearables.

General
During the three months ended March 28, 2025, the following key factors contributed to our overall results of operations, financial position, and cash flows:

•Net revenue decreased to $953.2 million for the three months ended March 28, 2025, as compared to $1,046.0 million for the corresponding period in fiscal 2024, driven primarily by a decrease in demand for our mobile products partially offset by an increase in demand for our non-mobile products.

•Our ending cash, cash equivalents, and marketable securities balance decreased to $1,527.7 million. The decrease in cash, cash equivalents, and marketable securities during the three months ended March 28, 2025, was primarily due to share repurchases of $500.0 million, dividend payments of $110.6 million, and capital expenditures of $38.5 million, partially offset by cash generated from operations of $409.5 million.

•On February 4, 2025, the Board of Directors appointed Philip Brace as the President and Chief Executive Officer of the Company and as a director, effective February 17, 2025 (the “Chief Executive Officer Transition”).

•On May 7, 2025, we announced two additional senior management transitions, with Mark P. Dentinger joining the Company as Senior Vice President and Chief Financial Officer, effective as of June 2, 2025, and Todd J. Lepinski joining the Company as Senior Vice President, Sales and Marketing, effective as of June 2, 2025.

Net Revenue

	Three Months Ended			Six Months Ended
(dollars in millions)	March 28, 2025	Change	March 29, 2024	March 28, 2025	Change	March 29, 2024
Net revenue	$953.2	(8.9)%	$1,046.0	$2,021.7	(10.0)%	$2,247.5

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

The decrease in net revenue for the three and six months ended March 28, 2025, as compared with the corresponding periods in fiscal 2024, was driven primarily by a decrease in demand for our mobile products partially offset by an increase in demand for our non-mobile products.

Gross Profit

	Three Months Ended			Six Months Ended
(dollars in millions)	March 28, 2025	Change	March 29, 2024	March 28, 2025	Change	March 29, 2024
Gross profit	$391.6	(6.8)%	$420.3	$833.5	(10.1)%	$926.8
% of net revenue	41.1%		40.2%	41.2%		41.2%

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

The decrease in gross profit for the three months ended March 28, 2025, as compared with the corresponding period in fiscal 2024, was primarily the result of lower net revenue. The decrease in gross profit for the six months ended March 28, 2025, as compared with the corresponding period in fiscal 2024, was primarily the result of lower unit volumes, unfavorable product mix, and lower average selling prices.

Research and Development

	Three Months Ended			Six Months Ended
(dollars in millions)	March 28, 2025	Change	March 29, 2024	March 28, 2025	Change	March 29, 2024
Research and development	$186.5	20.8%	$154.4	$362.9	18.1%	$307.3
% of net revenue	19.6%		14.8%	18.0%		13.7%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation units and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The increase in research and development expenses for the three and six months ended March 28, 2025, as compared with the corresponding periods in fiscal 2024, was primarily related to increases in certain headcount-related expenses, including share-based compensation and costs for engineering prototypes as a result of our increased investment in developing new technologies and products.

Selling, General, and Administrative

	Three Months Ended			Six Months Ended
(dollars in millions)	March 28, 2025	Change	March 29, 2024	March 28, 2025	Change	March 29, 2024
Selling, general, and administrative	$88.0	14.6%	$76.8	$170.6	9.7%	$155.5
% of net revenue	9.2%		7.3%	8.4%		6.9%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses for the three and six months ended March 28, 2025, as compared with the corresponding periods in fiscal 2024, was primarily related to increases in headcount-related expenses, including share-based compensation and increases in professional services costs.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
(dollars in millions)	March 28, 2025	Change	March 29, 2024	March 28, 2025	Change	March 29, 2024
Amortization of intangibles	$0.2	—%	$0.2	$0.5	—%	$0.5
% of net revenue	—%		—%	—%		—%

Amortization expense of intangible assets was consistent for the three and six months ended March 28, 2025, as compared with the corresponding periods in fiscal 2024.

Restructuring, Impairment, and Other Charges (Benefits)

	Three Months Ended			Six Months Ended
(dollars in millions)	March 28, 2025	Change	March 29, 2024	March 28, 2025	Change	March 29, 2024
Restructuring, impairment, and other charges (benefits)	$19.6	(6,633.3)%	$(0.3)	$21.1	32.7%	$15.9
% of net revenue	2.1%		—%	1.0%		0.7%

The increase in restructuring, impairment, and other charges (benefits) for the three and six months ended March 28, 2025, as compared with the corresponding periods in fiscal 2024, was primarily due to charges incurred in connection with the Chief Executive Officer Transition.

Interest Expense

	Three Months Ended			Six Months Ended
(dollars in millions)	March 28, 2025	Change	March 29, 2024	March 28, 2025	Change	March 29, 2024
Interest expense	$6.8	(4.2)%	$7.1	$13.6	(20.5)%	$17.1
% of net revenue	0.7%		0.7%	0.7%		0.8%

The decrease in interest expense for the three and six months ended March 28, 2025, as compared with the corresponding periods in fiscal 2024, was due to certain debt repayments in prior periods that reduced the amount of outstanding indebtedness.

Other Income, Net

	Three Months Ended			Six Months Ended
(dollars in millions)	March 28, 2025	Change	March 29, 2024	March 28, 2025	Change	March 29, 2024
Other income, net	$11.9	10.2%	$10.8	$28.0	98.6%	$14.1
% of net revenue	1.2%		1.0%	1.4%		0.7%

The increase in other income, net for the three and six months ended March 28, 2025, as compared with the corresponding periods in fiscal 2024, was primarily due to an increase in interest income generated from cash, cash equivalents, and marketable securities.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(dollars in millions)	March 28, 2025	Change	March 29, 2024	March 28, 2025	Change	March 29, 2024
Provision for income taxes	$33.7	251.0%	$9.6	$62.1	107.0%	$30.0
% of net revenue	3.5%		0.9%	3.1%		1.3%

We recorded a provision for income taxes of $33.7 million (which consisted of $7.4 million and $26.3 million related to United States and foreign income taxes, respectively) and $62.1 million (which consisted of $22.5 million and $39.6 million related to United States and foreign income taxes, respectively) for the three and six months ended March 28, 2025, respectively.

The increase in income tax expense for the three and six months ended March 28, 2025, as compared with the corresponding periods in fiscal 2024, was primarily due to higher foreign taxes including the tax impact of remeasuring existing net deferred tax liabilities in Singapore, a lower Foreign-Derived Intangible Income (“FDII”) benefit, and an increase in tax expense related to a change in the reserve for uncertain tax positions, partially offset by a decrease in Global Intangible Low-Taxed Income (“GILTI”), net of foreign tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in millions)	March 28, 2025	March 29, 2024
Cash and cash equivalents at beginning of period	$1,368.6	$718.8
Net cash provided by operating activities	786.6	1,075.2
Net cash used in investing activities	(25.4)	(56.5)
Net cash used in financing activities	(742.0)	(532.1)
Cash and cash equivalents at end of period	$1,387.8	$1,205.4

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $288.6 million decrease in cash provided by operating activities during the six months ended March 28, 2025, as compared with the corresponding period in fiscal 2024, was primarily related to lower net income and a smaller decrease in working capital of $130.4 million, due primarily to inventory and accounts receivables.

Cash used in investing activities:
Cash used in investing activities consists primarily of cash paid to purchase marketable securities, capital expenditures, and cash paid to acquire intangible assets, partially offset by cash received related to the sale or maturity of marketable securities. The $31.1 million decrease in cash used in investing activities during the six months ended March 28, 2025, as compared with the corresponding period in fiscal 2024, was primarily related to an increase of $331.9 million in the sale or maturity of marketable securities, partially offset by an increase of $268.7 million in purchases of marketable securities and an increase of $27.7 million in capital expenditures.

Cash used in financing activities:
Cash used in financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $209.9 million increase in cash used in financing activities during the six months ended March 28, 2025, as compared with the corresponding period in fiscal 2024, was primarily related to an increase of $500.0 million in share repurchases, partially offset by a decrease of $300.0 million for the repayment of debt.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $1,527.7 million as of March 28, 2025, representing a decrease of $46.4 million from September 27, 2024.

We have outstanding $500.0 million of Notes Due 2026 and $500.0 million of Notes Due 2031 (the “Notes”). We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of March 28, 2025, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026.

Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, the cash we expect to generate from operations, and funds from our Revolver, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, potential acquisitions, working capital, quarterly cash dividend payments (if such dividends are declared by the Board of Directors), share repurchases, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, cash generated from operations, and funds from our Revolver will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our investment portfolio. Our investment portfolio consists of cash and cash equivalents (money market funds, corporate bonds and notes, and U.S. Treasury and government securities purchased with less than ninety days until maturity) that total approximately $1,387.8 million, and marketable securities (U.S. Treasury and government securities and corporate bonds and notes) that total approximately $118.8 million and $21.1 million within short-term and long-term marketable securities, respectively, as of March 28, 2025.

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

Based on our results of operations for the three and six months ended March 28, 2025, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments of 100 basis points would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three and six months ended March 28, 2025 and March 29, 2024, we had not entered into any outstanding foreign currency forward or options contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of March 28, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
We derive significant revenues from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. We have suppliers located outside the United States, including third-party packaging, assembly, and test facilities and semiconductor foundries located in the Asia-Pacific region. We also operate our own wafer processing facilities in Osaka, Japan, as well as packaging, assembly, and test facilities in Singapore and in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating in multiple jurisdictions. These include, but are not limited to, risks regarding:
•recession or economic downturn globally or in the jurisdictions in which we do business,
•currency controls and currency exchange rate fluctuations, including increases or decreases in commodities prices related to such fluctuations,
•inflation or deflation, as well as changes in existing and expected rates of inflation or deflation, which may vary across the jurisdictions in which we do business,
•interest rates, as well as changes in existing and expected interest rates, which may vary across the jurisdictions in which we do business,
•global, regional, and local economic and political conditions, including, but not limited to, social, economic, political, and supply chain instability related to the uncertainty regarding the relationships among the United States, China, Taiwan, Russia, Mexico, North Korea, Israel, other Middle Eastern countries, Japan, Singapore, Canada, and potentially other foreign countries, and the international community at large, as well as related to armed conflicts, such as the conflict between Russia and Ukraine and the conflicts in Israel and the Middle Eastern region, that exist, or in the future could exist, in various jurisdictions around the world,
•the imposition of or changes to tariffs, including the tariffs announced by the United States in April 2025 with respect to numerous global trading partners, which are in addition to the tariffs announced in February 2025 with respect to Canada, China and Mexico, and any retaliatory tariffs or measures by any such trading partners, including countermeasures by China announced in February 2025 and April 2025, have impacted and could further negatively impact trade between, or increase the cost of operating in, or increase the cost of or negatively impact the demand for our products or our customers’ products in, the countries in which we or our customers do business,
•other restrictive or punitive governmental actions (such as restrictions on transfer of funds, restrictions on individuals’ movement, including travel restrictions, quarantines, lockdowns, and curfews, trade protection measures, including export duties, quotas, customs duties, border taxes, border closures, increased import or export controls, export licenses, and restrictions on the purchase of products made or containing technology or components from certain companies or from companies located in certain jurisdictions), or actions by non-governmental individuals and groups (such as protests, boycotts, insurgencies, organized crime, and general civil unrest), that could negatively impact trade between, or increase the cost of operating in, the countries in which we do business,
•labor market conditions and laws,
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
Demand from Chinese customers may be adversely affected by China’s evolving laws and regulations, including those relating to taxation, import and export tariffs and restrictions, currency controls, environmental regulations, privacy and information security, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent, and the potential issuance of new laws and regulations creates uncertainty. In addition, changes in the political environment, economic environment, governmental policies, United States-China relations, or China-Taiwan relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our intellectual property, increased taxation, restrictions on imports, import duties, or currency revaluations, any of which could have an adverse effect on our business plans and operating results. In particular, the imposition by the United States of new tariffs, including the tariffs announced in February and April 2025, on goods imported from China, or deemed to be of Chinese origin, and other government actions that restrict our ability to sell our products to Chinese customers or to manufacture or source components in China, and countermeasures imposed by China in response, including the countermeasures announced in February 2025 and April 2025, could directly or indirectly adversely impact our manufacturing costs, the availability and cost of materials, including gallium, germanium, antimony, tungsten, molybdenum, scandium, and rare earth metals, and the sales of our products in China, the United States and elsewhere. Such actions, including any threatened or actual tariffs and retaliatory measures, could also increase the prices of or negatively impact the demand for our customers’ products, which could negatively impact the sales of our products to those customers. In addition, the U.S. government has expanded export restrictions, and might continue expanding export restrictions, including by adding certain Chinese entities to the U.S. Bureau of Industry and Security’s Entity List (“Entity List”) or other entity lists, which has limited, and could in the future limit, our ability to sell to certain of those entities and to third parties that do business with those entities. These restrictions have negatively impacted, and may continue to negatively impact, sales of our products. In the future, we may be prevented from shipping, or be required to obtain a license to ship, our products to certain customers if they are added to the Entity List. In addition, geopolitical changes in China-Taiwan relations could disrupt the operations of several companies in Taiwan that are suppliers to, or third-party partners of, the Company, our customers, and our customers’ other suppliers. Disruption of certain critical operations in Taiwan would adversely affect our ability to manufacture certain products and would likely have substantial negative effects on the entire semiconductor industry. Finally, China’s investments in technology development and manufacturing capability in support of its stated policy of reducing its dependence on foreign semiconductor manufacturers and other technology companies has likely already resulted, and we expect will continue to result, in reduced demand for our products in China and other key markets as well as reduced supply of critical materials for our products.

We may be subject to risks of litigation and disputes, including relating to warranty claims, product recalls, and other liability claims.
Although we invest significant resources in the testing of our products, from time to time we become aware of alleged defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs or cash payments to settle claims pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. Certain of our products, including “high reliability” solutions, may not be able to perform under stringent operating conditions. Examples of our “high reliability” solutions include applications intended for the aerospace, automotive, defense, and medical markets. The potential liabilities associated with these and similar provisions in certain of our customer contracts are in some cases capped at significant amounts, and in other cases are uncapped. In addition, because our customers typically integrate our products into other devices, and because we typically do not have a direct relationship with the end customers of our products, our products may be used in applications for which they were not necessarily designed or tested, and they may not perform as anticipated in such applications. Depending on the nature of any product defect claims, we may not be able to recoup our losses from our third-party suppliers. Investigating, analyzing, and/or remediating alleged product defects may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or third parties, including liability for costs associated with product recalls, indemnification claims, product redesigns, or obligations under customer contracts. If any of our products contain defects, or have reliability, quality, or compatibility problems, our reputation may be damaged, and we could be subject to liability claims, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results. Furthermore, such losses would not be covered under our existing insurance programs. In addition, in the event we are unable to fulfill our contractual obligations, lawsuits may be threatened or filed against us by customers or other third parties. Furthermore, force majeure clauses in our contracts could limit our ability to pursue remedies for certain third-party disruptions and delays. From time to time, we have been, and may become involved in litigation with customers, suppliers, competitors, government or regulatory agencies, shareholders, employees, or other parties. We are the plaintiff in some of these actions and the defendant in others. Such actions could result in the imposition of various remedies such as injunctions or monetary damages, which if awarded could materially and adversely harm our business, subject us to substantial defense costs and expenses, and divert resources and the attention of management from our business. For example, on March 4, 2025, the Company and certain current and former officers were named in a putative class action lawsuit filed in the United States District Court for the Central District of California. The complaint alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. Following the aforementioned putative class action lawsuit, in April 2025, the Company and certain of its directors and officers were named in two derivative action lawsuits filed in the United States District Court for the Central District of California. Each of the derivative actions was brought on behalf of the Company by a putative stockholder alleging, among other things, breaches of fiduciary duties and violations of federal securities laws. The complaints seek, among other things, damages and attorneys’ fees and costs. In addition, from time to time, we are, and may become, the subject of inquiries, requests for information, or investigations by government and regulatory agencies regarding our business. Any such matters, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management, damage our reputation, or otherwise adversely affect our business.
If our senior management transitions are not successful, our business and future growth prospects could be harmed.
We have recently implemented or announced three senior management transitions. On February 17, 2025, Philip Brace began to serve as our Chief Executive Officer. On May 7, 2025, we announced the appointment of a new Senior Vice President and Chief Financial Officer and a new Senior Vice President, Sales and Marketing, each effective as of June 2, 2025. Any significant leadership change involves inherent risk, including potential disruptions to our operations or relationships with customers, suppliers, and key employees, and can be inherently difficult to implement. If our recent senior management transitions are not successful for any reason, our business could be adversely impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended March 28, 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
12/28/24 - 01/24/25	—		—	—	$1.9 billion
01/25/25 - 02/21/25	2,705,015	(3)	$66.72	2,696,093	$1.8 billion
02/22/25 - 03/28/25	4,753,243		$68.24	4,753,243	$1.5 billion
	7,458,258			7,449,336
(1) The stock repurchase program approved by the Board of Directors on January 31, 2023 authorized the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements, and expired on February 1, 2025. On February 4, 2025, the Board of Directors approved a new $2.0 billion stock repurchase program that expires on February 3, 2027, and succeeds in its entirety the January 31, 2023 stock repurchase program. The Company did not repurchase any shares pursuant to the January 31, 2023 stock repurchase program during the three months ended March 28, 2025.
(2) The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the repurchase program, as applicable, and is included in the cost of shares repurchased in the Consolidated Statement of Stockholders’ Equity.
(3) 2,696,093 shares were repurchased at an average price of $66.72 per share as part of our February 4, 2025 stock repurchase program, and 8,922 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $67.02 per share.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1*	Skyworks Solutions, Inc. Second Amended and Restated 2008 Director Long-Term Incentive Plan					X

10.2*	Offer Letter, dated January 27, 2025, by and between Skyworks Solutions, Inc. and Philip Brace					X

10.3*	Change in Control / Severance Agreement, dated February 17, 2025, between the Company and Philip Brace					X

10.4*	Form of Restricted Stock Unit Agreement for Philip G. Brace’s Inducement Grant Awards (incorporated by reference to the Company’s Form S-8 filed with the SEC on February 14, 2025)	S-8	333-284984	99.1	2/14/2025

10.5*	Form of Performance Share Agreement for Philip G. Brace’s Inducement Grant Awards (incorporated by reference to the Company’s Form S-8 filed with the SEC on February 14, 2025)	S-8	333-284984	99.2	2/14/2025

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

SKYWORKS SOLUTIONS, INC.

Date:	May 7, 2025	By:	/s/ Philip G. Brace
Philip G. Brace
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Kris Sennesael
Kris Sennesael
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)