Form 10-Q
period 2025-06-27
SKYWORKS SOLUTIONS, INC.
filed 2025-08-05
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
OR
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

As of July 31, 2025, the registrant had 148,427,568 shares of common stock, par value $0.25 per share, outstanding.
1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 27, 2025

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net revenue	$965.0	$905.5	$2,986.7	$3,153.0
Cost of goods sold	564.0	541.4	1,752.1	1,862.0
Gross profit	401.0	364.1	1,234.6	1,291.0
Operating expenses:
Research and development	199.4	160.7	562.4	468.1
Selling, general, and administrative	89.3	71.2	259.9	226.7
Amortization of intangibles	0.2	0.2	0.7	0.7
Restructuring, impairment, and other charges	1.5	1.6	22.6	17.5
Total operating expenses	290.4	233.7	845.6	713.0
Operating income	110.6	130.4	389.0	578.0
Interest expense	(6.6)	(6.6)	(20.2)	(23.8)
Other income, net	8.0	9.6	35.9	23.8
Income before income taxes	112.0	133.4	404.7	578.0
Provision for income taxes	7.0	12.5	69.0	42.5
Net income	$105.0	$120.9	$335.7	$535.5
Earnings per share:
Basic	$0.70	$0.75	$2.15	$3.34
Diluted	$0.70	$0.75	$2.14	$3.32
Weighted average shares:
Basic	150.0	160.4	156.3	160.2
Diluted	150.3	161.4	156.9	161.4
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income	$105.0	$120.9	$335.7	$535.5
Other comprehensive loss, net of tax:
Fair value of investments	—	—	(0.1)	—
Pension adjustments	—	—	—	(0.1)
Comprehensive income	$105.0	$120.9	$335.6	$535.4
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	June 27, 2025	September 27, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,185.9	$1,368.6
Marketable securities	132.0	194.1
Receivables, net of allowances of $0.9 and $0.9, respectively	396.2	508.8
Inventory	706.5	784.8
Other current assets	455.8	484.7
Total current assets	2,876.4	3,341.0
Property, plant, and equipment, net	1,213.8	1,280.3
Operating lease right-of-use assets	196.1	191.6
Goodwill	2,176.7	2,176.7
Intangible assets, net	852.2	900.5
Deferred tax assets, net	303.4	303.5
Marketable securities	18.8	11.4
Other long-term assets	77.2	78.3
Total assets	$7,714.6	$8,283.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205.5	$171.8
Accrued compensation and benefits	146.6	127.9
Current portion of long-term debt	499.2	—
Other current liabilities	353.7	303.0
Total current liabilities	1,205.0	602.7
Long-term debt	496.2	994.3
Long-term tax liabilities	98.3	127.9
Long-term operating lease liabilities	176.4	185.9
Other long-term liabilities	86.2	35.8
Total liabilities	2,062.1	1,946.6
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 148.4 shares issued and outstanding at June 27, 2025, and 159.9 shares issued and outstanding at September 27, 2024	37.1	40.0
Additional paid-in capital	—	269.4
Retained earnings	5,621.1	6,032.9
Accumulated other comprehensive loss	(5.7)	(5.6)
Total stockholders’ equity	5,652.5	6,336.7
Total liabilities and stockholders’ equity	$7,714.6	$8,283.3
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net income	$335.7	$535.5
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	168.9	142.1
Depreciation	206.3	196.3
Amortization of intangible assets	139.8	139.6
Deferred income taxes	21.1	(2.2)
Asset impairment charges	—	16.8
Amortization of debt discount and issuance costs	1.5	2.0
Other, net	(5.2)	(6.6)
Changes in assets and liabilities:
Receivables, net	112.6	256.9
Inventory	85.2	291.5
Accounts payable	32.6	0.4
Other current and long-term assets and liabilities	2.3	(223.7)
Net cash provided by operating activities	1,100.8	1,348.6
Cash flows from investing activities:
Capital expenditures	(139.0)	(74.2)
Purchased intangibles	(24.1)	(20.2)
Purchases of marketable securities	(415.9)	(25.7)
Sales and maturities of marketable securities	473.9	25.3
Other	2.2	10.3
Net cash used in investing activities	(102.9)	(84.5)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(43.4)	(34.4)
Repurchase of common stock - stock repurchase program	(830.2)	(77.3)
Dividends paid	(327.0)	(327.1)
Net proceeds from exercise of stock options	—	1.1
Proceeds from employee stock purchase plan	20.0	18.2
Payments of debt	—	(300.0)
Net cash used in financing activities	(1,180.6)	(719.5)
Net (decrease) increase in cash and cash equivalents	(182.7)	544.6
Cash and cash equivalents at beginning of period	1,368.6	718.8
Cash and cash equivalents at end of period	$1,185.9	$1,263.4
Supplemental cash flow disclosures:
Income taxes paid	$137.5	$154.3
Interest paid	$24.7	$27.7
Incentives paid in common stock	$—	$1.2
Non-cash investing in purchased intangibles, accrued but not paid	$84.9	$21.7
Non-cash investing in capital expenditures, accrued but not paid	$35.9	$34.3
Operating lease assets obtained in exchange for new lease liabilities	$27.1	$14.5
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Shares of common stock	Par value of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at September 27, 2024	159.9	$40.0	$269.4	$6,032.9	$(5.6)	$6,336.7
Net income	—	—	—	162.0	—	162.0
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.8	0.2	(38.5)	—	—	(38.3)
Share-based compensation expense	—	—	52.8	—	—	52.8
Dividends declared	—	—	—	(112.5)	—	(112.5)
Balance at December 27, 2024	160.7	$40.2	$283.7	$6,082.4	$(5.6)	$6,400.7
Net income	—	$—	$—	$68.7	$—	$68.7
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.3	0.1	19.4	—	—	19.5
Share-based compensation expense	—	—	66.4	—	—	66.4
Repurchase of common stock	(7.4)	(1.9)	(369.5)	(132.9)	—	(504.3)
Dividends declared	—	—	—	(110.6)	—	(110.6)
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Balance at March 28, 2025	153.6	$38.4	$—	$5,907.6	$(5.7)	$5,940.3
Net income	—	$—	$—	$105.0	$—	$105.0
Exercise and settlement of share-based awards, net of shares withheld for taxes	—	—	(4.5)	—	—	(4.5)
Share-based compensation expense	—	—	49.0	—	—	49.0
Repurchase of common stock	(5.2)	(1.3)	(44.5)	(287.6)	—	(333.4)
Dividends declared	—	—	—	(103.9)	—	(103.9)
Balance at June 27, 2025	148.4	$37.1	$—	$5,621.1	$(5.7)	$5,652.5

Balance at September 29, 2023	159.5	$39.9	$172.4	$5,876.0	$(5.6)	$6,082.7
Net income	—	—	—	231.3	—	231.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.7	0.2	(30.6)	—	—	(30.4)
Share-based compensation expense	—	—	52.6	—	—	52.6
Dividends declared	—	—	—	(108.9)	—	(108.9)
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Balance at December 29, 2023	160.2	$40.1	$194.4	$5,998.4	$(5.7)	$6,227.2
Net income	—	$—	$—	$183.3	$—	$183.3
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.2	—	17.5	—	—	17.5
Share-based compensation expense	—	—	40.3	—	—	40.3
Dividends declared	—	—	—	(109.1)	—	(109.1)
Balance at March 29, 2024	160.4	$40.1	$252.2	$6,072.6	$(5.7)	$6,359.2
Net income	—	$—	$—	$120.9	$—	$120.9
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.1	—	(1.0)	—	—	(1.0)
Share-based compensation expense	—	—	43.8	—	—	43.8
Repurchase of common stock	(0.8)	(0.2)	(77.2)	—	—	(77.4)
Dividends declared	—	—	—	(109.1)	—	(109.1)
Balance at June 28, 2024	159.7	$39.9	$217.8	$6,084.4	$(5.7)	$6,336.4
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

The Company’s fiscal year ends on the Friday closest to September 30. The fiscal year ending on October 3, 2025 consists of 53 weeks (“fiscal 2025”). The fiscal year ended on September 27, 2024 consisted of 52 weeks (“fiscal 2024”). The three and nine months ended June 27, 2025, and June 28, 2024, each consisted of 13 weeks and 39 weeks, respectively.

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

Net revenue by geographic area is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
United States	$724.7	$658.5	$2,295.5	$2,422.8
Taiwan	75.8	80.7	195.6	226.1
China	64.6	75.9	193.7	232.7
South Korea	45.5	52.9	140.0	158.1
Europe, Middle East, and Africa	44.4	31.3	133.1	87.6
Other Asia-Pacific	10.0	6.2	28.8	25.7
Total net revenue	$965.0	$905.5	$2,986.7	$3,153.0

Net revenue by sales channel is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Distributors	$816.8	$767.1	$2,590.2	$2,745.0
Direct customers	148.2	138.4	396.5	408.0
Total net revenue	$965.0	$905.5	$2,986.7	$3,153.0

The Company’s revenue from external customers is generated principally from the sale of semiconductor products. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	June 27, 2025	September 27, 2024	June 27, 2025	September 27, 2024
U.S. Treasury and government securities	$53.1	$39.0	$18.8	$11.1
Corporate bonds and notes	78.6	155.0	—	0.3
Municipal bonds	0.3	0.1	—	—
Total marketable securities	$132.0	$194.1	$18.8	$11.4

The contractual maturities of noncurrent available-for-sale marketable securities were within two years or less of issuance of the applicable securities. Neither gross unrealized gains and losses nor realized gains and losses were material as of June 27, 2025, or September 27, 2024.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of
	June 27, 2025				September 27, 2024
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$1,185.9	$1,127.7	$58.2	$—	$1,368.6	$1,199.1	$169.5	$—
U.S. Treasury and government securities	71.9	51.9	20.0	—	50.1	36.5	13.6	—
Corporate bonds and notes	78.6	—	78.6	—	155.3	—	155.3	—
Municipal bonds	0.3	—	0.3	—	0.1	—	0.1	—
Total assets at fair value	$1,336.7	$1,179.6	$157.1	$—	$1,574.1	$1,235.6	$338.5	$—
(1) Cash equivalents included in Levels 1 and 2 consist of money market funds, municipal bonds, corporate bonds and notes, and U.S. Treasury and government securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and nine months ended June 27, 2025. During the three and nine months ended June 28, 2024, the Company recorded impairment charges of $0.7 million and $16.8 million, respectively. The impairment charges for the nine months ended June 28, 2024 primarily related to the abandonment of a previously capitalized in-process research and development (“IPR&D”) project recorded within restructuring, impairment, and other charges.

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets.

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	June 27, 2025		September 27, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.80% Senior Notes due 2026	$499.2	$486.4	$498.5	$478.4
3.00% Senior Notes due 2031	496.2	439.4	495.8	441.2
Total debt under Senior Notes	$995.4	$925.8	$994.3	$919.6

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	June 27, 2025	September 27, 2024
Raw materials	$37.2	$30.3
Work-in-process	504.8	520.5
Finished goods	164.5	234.0
Total inventory	$706.5	$784.8

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	June 27, 2025	September 27, 2024
Land and improvements	$11.9	$11.9
Buildings and improvements	639.2	610.2
Furniture and fixtures	95.9	81.3
Machinery and equipment	3,453.6	3,418.0
Construction in progress	92.1	88.7
Total property, plant, and equipment, gross	4,292.7	4,210.1
Accumulated depreciation	(3,078.9)	(2,929.8)
Total property, plant, and equipment, net	$1,213.8	$1,280.3

7.     GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and nine months ended June 27, 2025.

The Company tests its goodwill and its indefinite-lived intangible assets for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value may be impaired. There were no indicators of goodwill and IPR&D impairment noted during the three and nine months ended June 27, 2025. Refer to Note 4 for a discussion of an IPR&D impairment of $16.1 million during the nine months ended June 28, 2024. There were no indicators of IPR&D impairment noted during the three months ended June 28, 2024.

Intangible assets consist of the following (in millions):

		As of
	Weighted Average Amortization Period (Years)	June 27, 2025			September 27, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and other	6.4	$1,388.6	$(640.6)	$748.0	$1,379.6	$(540.7)	$838.9
Technology licenses	3.1	165.7	(72.2)	93.5	75.0	(48.8)	26.2
In-process research and development		10.7	—	10.7	35.4	—	35.4
Total intangible assets		$1,565.0	$(712.8)	$852.2	$1,490.0	$(589.5)	$900.5

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. During the nine months ended June 27, 2025, $24.7 million of IPR&D assets were transferred to definite-lived intangible assets, and are being amortized over their useful lives of 8 years. During the three months ended June 28, 2024, $33.4 million of IPR&D assets were transferred to definite-lived intangible assets, and are being amortized over their useful lives of 12 years. During the nine months ended June 28, 2024, $89.1 million of IPR&D assets were transferred to definite-lived intangible assets, of which $33.4 million is being amortized over their useful lives of 12 years and $55.7 million is being amortized over their useful lives of 8 years. Amortization expense related to definite-lived intangible assets was $45.8 million and $139.8 million for the three and nine months ended June 27, 2025, respectively, primarily recorded within cost of goods sold. Amortization expense related to definite-lived intangible assets was $46.0 million and $139.6 million for the three and nine months ended June 28, 2024, respectively, primarily recorded within cost of goods sold.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2025	2026	2027	2028	2029	Thereafter
Amortization expense	$44.2	$171.7	$157.7	$123.4	$90.0	$254.5

8.     INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Provision for income taxes	$7.0	$12.5	$69.0	$42.5
Effective tax rate	6.3%	9.4%	17.0%	7.4%

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and nine months ended June 27, 2025 and June 28, 2024 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), and research and experimentation and foreign tax credits earned, partially offset by a tax on global intangible low-taxed income (“GILTI”) and tax expense related to share-based compensation shortfalls.

In August 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion. The Company was subject to the provisions of CAMT beginning in fiscal 2024. CAMT had no impact to the Company’s consolidated financial statements during the three and nine months ended June 27, 2025 and June 28, 2024, respectively.

In December 2021, the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) released Global Anti-Base Erosion (“GloBE”) rules under Pillar Two. Many countries have implemented laws based on Pillar Two which is effective for the Company beginning in fiscal 2025. Pillar Two did not have a material impact on the Company's consolidated financial statements during the three and nine months ended June 27, 2025.

In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains numerous provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international tax framework. Skyworks is currently evaluating the provisions of the OBBBA and its impact to the Company.

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

The Company monitors the status of legal proceedings and other contingencies on an ongoing basis to assess whether loss contingencies should be recognized and disclosed in its financial statements and footnotes. Other than as described below, the Company does not believe there are any pending legal proceedings that are at least reasonably possible to result in a material loss. On June 20, 2025, Denso Corporation filed patent infringement litigation against the Company in the U.S. (United States District Court for the Central District of California) and Japan (Civil Division of the Osaka District Court). Denso alleges that the Company has and is willfully infringing Denso’s U.S. patent (7,758,979) and Japan patent (JP5190841), each relating to piezoelectric thin film. Denso is seeking monetary damages, including enhanced damages, interest, fees and costs, and injunctive relief. While the Company is unable to reasonably estimate a range for the ultimate outcome of these suits, the Company believes it has substantial defenses and intends to vigorously oppose the suits.

In addition to the above matter, the Company is engaged in various legal actions in the normal course of business and, while there can be no assurances, the Company believes the outcome of such pending legal actions will not have, individually or in the aggregate, a material adverse effect on its business or financial statements.

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

Purchase Commitments
The Company purchases materials primarily pursuant to individual purchase orders, some of which have underlying master purchase agreements. Some of these purchase commitments are cancelable, and some are non-cancelable, depending on the terms with each individual supplier. In the event of cancellation, the Company may be required to pay costs incurred through the date of cancellation or other fees. When cancellation would result in incurring costs or other fees, the Company has historically sought to negotiate amended terms to the original agreements and orders to limit its exposure. As such, the Company believes that purchase commitments as of any particular date may not be a reliable indicator of future liabilities.

The Company maintains certain minimum purchase commitments under long-term capacity reservation agreements primarily with foundries for the purchase of wafers. Under these agreements, the Company has agreed to pay a combination of refundable deposits and prepayments to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements. As of June 27, 2025, deposits and prepayments under the long-term capacity reservation agreements were $90.4 million, with $69.4 million recorded within other current assets and $21.0 million recorded within other long-term assets. As of September 27, 2024, deposits and prepayments under the long-term capacity reservation agreements were $167.8 million, with $144.7 million recorded within other current assets and $23.1 million recorded within other long-term assets.

10.     STOCKHOLDERS’ EQUITY

Stock Repurchase and Retirement
On February 4, 2025, the Board of Directors approved a stock repurchase program (“February 4, 2025 stock repurchase program”), pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time through February 3, 2027, on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The February 4, 2025 stock repurchase program succeeds in its entirety the stock repurchase program approved by the Board of Directors on January 31, 2023 (“January 31, 2023 stock repurchase program”). The timing and amount of any shares of the Company’s common stock that are repurchased under the February 4, 2025 stock repurchase program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The February 4, 2025 stock repurchase program may be suspended or discontinued at any time. The Company currently expects to fund the February 4, 2025 stock repurchase program using the Company’s working capital.

During the three months ended June 27, 2025, the Company repurchased 5.2 million shares of its common stock for $333.4 million (including commissions and excise tax, as applicable), all of which shares were repurchased pursuant to the February 4, 2025 stock repurchase program. During the nine months ended June 27, 2025, the Company repurchased 12.6 million shares of its common stock for $837.7 million (including commissions and excise tax, as applicable), all of which shares were repurchased pursuant to the February 4, 2025 stock repurchase program. As of June 27, 2025, approximately $1.2 billion remained available under the February 4, 2025 stock repurchase program.

During each of the three and nine months ended June 28, 2024, the Company repurchased 0.8 million shares of its common stock for $77.4 million (including commissions and excise tax, as applicable), all of which shares were repurchased pursuant to the January 31, 2023 stock repurchase program.

Dividends
On August 5, 2025, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.71 per share. This dividend is payable on September 16, 2025, to the Company’s stockholders of record as of the close of business on August 26, 2025. Future dividends are subject to declaration by the Board of Directors.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	Fiscal Years Ended
	October 3, 2025		September 27, 2024
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.70	$112.5	$0.68	$108.9
Second quarter	0.70	110.6	0.68	109.1
Third quarter	0.70	103.9	0.68	109.1
Total dividends	$2.10	$327.0	$2.04	$327.1

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Consolidated Statements of Operations (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Cost of goods sold	$8.5	$5.7	$21.5	$26.1
Research and development	32.8	21.8	86.0	67.1
Selling, general, and administrative	13.9	15.2	48.9	48.9
Restructuring, impairment, and other charges	—	—	12.5	—
Total share-based compensation	$55.2	$42.7	$168.9	$142.1

11.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income	$105.0	$120.9	$335.7	$535.5

Weighted average shares outstanding – basic	150.0	160.4	156.3	160.2
Dilutive effect of equity-based awards	0.3	1.0	0.6	1.2
Weighted average shares outstanding – diluted	150.3	161.4	156.9	161.4

Net income per share – basic	$0.70	$0.75	$2.15	$3.34
Net income per share – diluted	$0.70	$0.75	$2.14	$3.32

Anti-dilutive common stock equivalents	2.4	0.3	1.3	—

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three and nine months ended June 27, 2025, and June 28, 2024, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.     SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	June 27, 2025	September 27, 2024
Prepaid expenses	$198.4	$234.8
Other	257.4	249.9
Total other current assets	$455.8	$484.7

Other current liabilities consist of the following (in millions):

	As of
	June 27, 2025	September 27, 2024
Accrued customer liabilities	$181.0	$192.2
Accrued taxes	64.7	52.5
Short-term operating lease liabilities	36.0	20.2
Other	72.0	38.1
Total other current liabilities	$353.7	$303.0

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

RESULTS OF OPERATIONS

Three and Nine Months Ended June 27, 2025, and June 28, 2024
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.4	59.8	58.7	59.1
Gross profit	41.6	40.2	41.3	40.9
Operating expenses:
Research and development	20.7	17.7	18.8	14.8
Selling, general, and administrative	9.2	7.9	8.7	7.2
Amortization of intangibles	—	—	—	—
Restructuring, impairment, and other charges	0.2	0.2	0.8	0.6
Total operating expenses	30.1	25.8	28.3	22.6
Operating income	11.5	14.4	13.0	18.3
Interest expense	(0.7)	(0.7)	(0.7)	(0.8)
Other income, net	0.8	1.1	1.2	0.8
Income before income taxes	11.6	14.8	13.5	18.3
Provision for income taxes	0.7	1.4	2.3	1.3
Net income	10.9%	13.4%	11.2%	17.0%

OVERVIEW

We, together with our consolidated subsidiaries, are a leading developer, manufacturer and provider of analog and mixed-signal semiconductor products and solutions for numerous applications, including aerospace, automotive, broadband, cellular infrastructure, connected home, defense, entertainment and gaming, industrial, medical, smartphone, tablet, and wearables.

General
During the three months ended June 27, 2025, the following key factors contributed to our overall results of operations, financial position, and cash flows:

•Net revenue increased to $965.0 million for the three months ended June 27, 2025, as compared to $905.5 million for the corresponding period in fiscal 2024, driven primarily by an increase in demand for our mobile and Wi-Fi products.

•Our ending cash, cash equivalents, and marketable securities balance decreased to $1,336.7 million. The decrease in cash, cash equivalents, and marketable securities during the three months ended June 27, 2025, was primarily due to share repurchases of $330.2 million, dividend payments of $103.9 million, and capital expenditures of $61.4 million, partially offset by cash generated from operations of $314.1 million.

•On May 29, 2025, the Board of Directors appointed Robert A. Schriesheim, a current member of the Board, as interim Chief Financial Officer of the Company, effective immediately.

Net Revenue

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 27, 2025	Change	June 28, 2024	June 27, 2025	Change	June 28, 2024
Net revenue	$965.0	6.6%	$905.5	$2,986.7	(5.3)%	$3,153.0

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

The increase in net revenue for the three months ended June 27, 2025, as compared with the corresponding period in fiscal 2024, was driven primarily by an increase in demand for our mobile and Wi-Fi products.

The decrease in net revenue for the nine months ended June 27, 2025, as compared with the corresponding period in fiscal 2024, was driven primarily by a decrease in demand for our mobile products partially offset by an increase in demand for our Wi-Fi products.

Gross Profit

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 27, 2025	Change	June 28, 2024	June 27, 2025	Change	June 28, 2024
Gross profit	$401.0	10.1%	$364.1	$1,234.6	(4.4)%	$1,291.0
% of net revenue	41.6%		40.2%	41.3%		40.9%

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

The increase in gross profit for the three months ended June 27, 2025, as compared with the corresponding period in fiscal 2024, was primarily the result of higher unit volumes.

The decrease in gross profit for the nine months ended June 27, 2025, as compared with the corresponding period in fiscal 2024, was primarily the result of unfavorable product mix and lower average selling prices, partially offset by higher unit volumes.

Research and Development

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 27, 2025	Change	June 28, 2024	June 27, 2025	Change	June 28, 2024
Research and development	$199.4	24.1%	$160.7	$562.4	20.1%	$468.1
% of net revenue	20.7%		17.7%	18.8%		14.8%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation units and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The increase in research and development expenses for the three and nine months ended June 27, 2025, as compared with the corresponding periods in fiscal 2024, was primarily related to increases in certain headcount-related expenses, including share-based compensation and costs for engineering prototypes as a result of our increased investment in developing new technologies and products.

Selling, General, and Administrative

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 27, 2025	Change	June 28, 2024	June 27, 2025	Change	June 28, 2024
Selling, general, and administrative	$89.3	25.4%	$71.2	$259.9	14.6%	$226.7
% of net revenue	9.2%		7.9%	8.7%		7.2%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses for the three and nine months ended June 27, 2025, as compared with the corresponding periods in fiscal 2024, was primarily related to increases in headcount-related expenses and increases in professional services costs.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 27, 2025	Change	June 28, 2024	June 27, 2025	Change	June 28, 2024
Amortization of intangibles	$0.2	—%	$0.2	$0.7	—%	$0.7
% of net revenue	—%		—%	—%		—%

Amortization expense of intangible assets was consistent for the three and nine months ended June 27, 2025, as compared with the corresponding periods in fiscal 2024.

Restructuring, Impairment, and Other Charges

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 27, 2025	Change	June 28, 2024	June 27, 2025	Change	June 28, 2024
Restructuring, impairment, and other charges	$1.5	(6.3)%	$1.6	$22.6	29.1%	$17.5
% of net revenue	0.2%		0.2%	0.8%		0.6%

Restructuring, impairment, and other charges were consistent for the three months ended June 27, 2025, as compared with the corresponding period in fiscal 2024.

The increase in restructuring, impairment, and other charges for the nine months ended June 27, 2025, as compared with the corresponding period in fiscal 2024, was primarily due to restructuring charges incurred in connection with the transition of our Chief Executive Officer.

Interest Expense

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 27, 2025	Change	June 28, 2024	June 27, 2025	Change	June 28, 2024
Interest expense	$6.6	—%	$6.6	$20.2	(15.1)%	$23.8
% of net revenue	0.7%		0.7%	0.7%		0.8%

Interest expense was consistent for the three months ended June 27, 2025, as compared with the corresponding period in fiscal 2024.

The decrease in interest expense for the nine months ended June 27, 2025, as compared with the corresponding period in fiscal 2024, was due to certain debt repayments in prior periods that reduced the amount of outstanding indebtedness.

Other Income, Net

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 27, 2025	Change	June 28, 2024	June 27, 2025	Change	June 28, 2024
Other income, net	$8.0	(16.7)%	$9.6	$35.9	50.8%	$23.8
% of net revenue	0.8%		1.1%	1.2%		0.8%

The decrease in other income, net for the three months ended June 27, 2025, as compared with the corresponding period in fiscal 2024, was primarily due to an increase in foreign currency remeasurement losses partially offset by interest income generated from cash, cash equivalents, and marketable securities.

The increase in other income, net for the nine months ended June 27, 2025, as compared with the corresponding period in fiscal 2024, was primarily due to an increase in interest income generated from cash, cash equivalents, and marketable securities.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(dollars in millions)	June 27, 2025	Change	June 28, 2024	June 27, 2025	Change	June 28, 2024
Provision for income taxes	$7.0	(44.0)%	$12.5	$69.0	62.4%	$42.5
% of net revenue	0.7%		1.4%	2.3%		1.3%

We recorded a provision for income taxes of $7.0 million and $69.0 million for the three and nine months ended June 27, 2025, respectively.

The decrease in income tax expense for the three months ended June 27, 2025, as compared with the corresponding period in fiscal 2024, was primarily due to the geographical mix of worldwide earnings and a decrease in Global Intangible Low-Taxed Income (“GILTI”), net of foreign tax credits.

The increase in income tax expense for the nine months ended June 27, 2025, as compared with the corresponding period in fiscal 2024, was primarily due to higher foreign taxes including the tax impact of remeasuring existing net deferred tax liabilities in Singapore and a lower Foreign-Derived Intangible Income (“FDII”) benefit, partially offset by a decrease in GILTI, net of foreign tax credits.

We continue to monitor changes in tax laws that could arise related to the BEPS project of the OECD, including Pillar Two. Many countries have implemented laws based on Pillar Two which is effective for us beginning in fiscal 2025. While we do not expect these enacted laws to materially impact our effective tax rate for fiscal 2025, we continue to evaluate the impact of proposed and enacted legislative changes to our effective tax rate as new guidance becomes available. We are also in the process of evaluating the impact of the OBBBA on our business.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
(in millions)	June 27, 2025	June 28, 2024
Cash and cash equivalents at beginning of period	$1,368.6	$718.8
Net cash provided by operating activities	1,100.8	1,348.6
Net cash used in investing activities	(102.9)	(84.5)
Net cash used in financing activities	(1,180.6)	(719.5)
Cash and cash equivalents at end of period	$1,185.9	$1,263.4

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $247.8 million decrease in cash provided by operating activities during the nine months ended June 27, 2025, as compared with the corresponding period in fiscal 2024, was primarily related to lower net income and a smaller decrease in working capital of $92.4 million, due primarily to inventory and accounts receivable.

Cash used in investing activities:
Cash used in investing activities consists primarily of cash paid to purchase marketable securities, capital expenditures, and cash paid to acquire intangible assets, partially offset by cash received related to the sale or maturity of marketable securities. The $18.4 million increase in cash used in investing activities during the nine months ended June 27, 2025, as compared with the corresponding period in fiscal 2024, was primarily related to an increase of $390.2 million in purchases of marketable securities and an increase of $64.8 million in capital expenditures, partially offset by an increase of $448.6 million in the sale or maturity of marketable securities.

Cash used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity and proceeds and payments related to our long-term borrowings. The $461.1 million increase in cash used in financing activities during the nine months ended June 27, 2025, as compared with the corresponding period in fiscal 2024, was primarily related to an increase of $752.9 million in share repurchases, partially offset by a decrease of $300.0 million for the repayment of debt.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $1,336.7 million as of June 27, 2025, representing a decrease of $237.4 million from September 27, 2024.

We have outstanding $500.0 million of Notes Due 2026 and $500.0 million of Notes Due 2031 (the “Notes”). We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of June 27, 2025, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our investment portfolio. Our investment portfolio consists of cash and cash equivalents (money market funds, corporate bonds and notes, and U.S. Treasury and government securities purchased with less than ninety days until maturity) that total approximately $1,185.9 million, and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, and municipal bonds) of approximately $132.0 million and $18.8 million within short-term and long-term marketable securities, respectively, as of June 27, 2025.

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

Based on our results of operations for the three and nine months ended June 27, 2025, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments of 100 basis points would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three and nine months ended June 27, 2025 and June 28, 2024, we had not entered into any outstanding foreign currency forward or options contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of June 27, 2025, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
We derive significant revenues from customers located outside the United States, primarily in countries located in the Asia-Pacific region and Europe. We have suppliers located outside the United States, including third-party packaging, assembly, and test facilities and semiconductor foundries located in the Asia-Pacific region. We also operate our own wafer processing facilities in Osaka, Japan, as well as packaging, assembly, and test facilities in Singapore and in Mexicali, Mexico. Our international sales and operations are subject to a number of risks inherent in selling and operating in multiple jurisdictions. These include, but are not limited to, risks regarding:
•recession or economic downturn globally or in the jurisdictions in which we do business,
•currency controls and currency exchange rate fluctuations, including increases or decreases in commodities prices related to such fluctuations,
•inflation or deflation, as well as changes in existing and expected rates of inflation or deflation, which may vary across the jurisdictions in which we do business,
•interest rates, as well as changes in existing and expected interest rates, which may vary across the jurisdictions in which we do business,
•global, regional, and local economic and political conditions, including, but not limited to, social, economic, political, and supply chain instability related to the uncertainty regarding the relationships among the United States, China, Taiwan, Russia, Mexico, North Korea, Israel, other Middle Eastern countries, Japan, Singapore, Canada, and potentially other foreign countries, and the international community at large, as well as related to armed conflicts, such as the conflict between Russia and Ukraine and the conflicts in Israel and the Middle Eastern region, that exist, or in the future could exist, in various jurisdictions around the world,
•the imposition of or changes to tariffs, including the tariffs announced by the United States in the spring and summer of 2025 with respect to numerous global trading partners, which are in addition to the tariffs announced in February 2025 with respect to Canada, China and Mexico, and any retaliatory tariffs or measures by any such trading partners, including countermeasures by China announced in February 2025 and April 2025, have impacted and could further negatively impact trade between, or increase the cost of operating in, or increase the cost of or negatively impact the demand for our products or our customers’ products in, the countries in which we or our customers do business,
•other restrictive or punitive governmental actions (such as restrictions on transfer of funds, restrictions on individuals’ movement, including travel restrictions, quarantines, lockdowns, and curfews, trade protection measures, including export duties, quotas, customs duties, border taxes, border closures, increased import or export controls, export licenses, and restrictions on the purchase of products made or containing technology or components from certain companies or from companies located in certain jurisdictions), or actions by non-governmental individuals and groups (such as protests, boycotts, insurgencies, organized crime, and general civil unrest), that could negatively impact trade between, or increase the cost of operating in, the countries in which we do business,
•labor market conditions and laws,
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

Our key facilities include, but are not limited to, our semiconductor wafer fabrication facilities in Newbury Park, California, and Woburn, Massachusetts; our SAW, TC-SAW, and BAW filter wafer processing facilities in Osaka, Japan; and our packaging, assembly and test facilities in Mexicali, Mexico, and in Singapore for filters (“Singapore Filter Manufacturing Facility”). Several of our key facilities are leased or subleased. If we are unable to renew existing leases or subleases on terms acceptable to us, we may be required to relocate our affected operations. We operate under a sublease for our Singapore Filter Manufacturing Facility that expires in July 2030. Because the owner of the site for our Singapore Filter Manufacturing Facility has decided to redevelop it for other uses, we will need to relocate our Singapore Filter Manufacturing Facility by the end of the sublease, and we have been exploring alternative sites in other locations. Relocation would be complex and could require, among other things, the transfer of equipment and process nodes and qualification of new or transferred production lines. In addition, we recently took action to optimize our U.S. factory footprint by planning for the closure of our wafer fabrication manufacturing facility in Woburn, Massachusetts and the consolidation of such manufacturing into Newbury Park, California. These activities or any other relocation, closure or consolidation of facilities could result in disruptions to our business, including potential production interruptions or delays, quality problems, difficulties forecasting our production capabilities, challenges retaining employees or hiring new employees, and the incurrence of significant capital and other expenses, which could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, we may not be able to optimize our factory footprint and achieve any financial and operational benefits of such efforts, including reducing our fixed cost base, improving utilization rates, increasing gross margins, and improving overall efficiency, which could have a material adverse effect on our financial condition, results of operations or cash flow.
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
We have recently implemented three senior management transitions. On February 17, 2025, Philip Brace began to serve as our Chief Executive Officer. On May 29, 2025, Robert Schriesheim began to serve as our interim Chief Financial Officer. On June 2, 2025, Todd Lepinski began to serve as our Senior Vice President, Sales and Marketing. Any significant leadership change involves inherent risks, including potential disruptions to our operations or relationships with customers, suppliers, and key employees, and can be inherently difficult to implement. If our recent senior management transitions are not successful for any reason, our business could be adversely impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended June 27, 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
03/29/25 - 04/25/25	2,697,935	(3)	$58.06	2,697,176	$1.3 billion
04/26/25 - 05/23/25	2,412,786	(4)	$69.36	2,399,397	$1.2 billion
05/24/25 - 06/27/25	200,876	(5)	$69.42	150,000	$1.2 billion
	5,311,597			5,246,573
(1) The stock repurchase program approved by the Board of Directors on February 4, 2025 authorized the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements, and expires on February 3, 2027.
(2) The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the repurchase program, as applicable, and is included in the cost of shares repurchased in the Consolidated Statement of Stockholders’ Equity.
(3) 2,697,176 shares were repurchased at an average price of $58.06 per share as part of our February 4, 2025 stock repurchase program, and 759 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $53.38 per share.
(4) 2,399,397 shares were repurchased at an average price of $69.35 per share as part of our February 4, 2025 stock repurchase program, and 13,389 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $72.28 per share.
(5) 150,000 shares were repurchased at an average price of $69.58 per share as part of our February 4, 2025 stock repurchase program, and 50,876 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $68.95 per share.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation, as amended					X

10.1	Offer Letter, dated May 29, 2025, by and between Skyworks Solutions, Inc. and Robert Schriesheim					X

10.2	Restricted Stock Unit Agreement for Robert A. Schriesheim					X

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

SKYWORKS SOLUTIONS, INC.

Date:	August 5, 2025	By:	/s/ Philip G. Brace
Philip G. Brace
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Robert A. Schriesheim
Robert A. Schriesheim
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)