Form 10-K
period 2025-10-03
SKYWORKS SOLUTIONS, INC.
filed 2025-11-07
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on March 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $9.8 billion. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of October 30, 2025, was 148,679,767.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2026 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 3, 2025

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the “safe harbor” created by those sections. Any statements that are not statements of historical fact should be considered to be forward-looking statements. Words such as “anticipates”, “believes”, “continue”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “seek”, “should”, “targets”, “will”, “would”, and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K. Additionally, forward-looking statements include, but are not limited to:
•our plans to develop and market new products, enhancements, or technologies and the timing of these development and marketing plans;
•our expectations and statements regarding the transaction with Qorvo;
•our estimates of our future financial performance, including expenses, revenues, and profitability;
•our estimates of demand trends, market opportunities, and our market positioning, including the size of the markets for our products and services;
•our expectations related to the rate and degree of market acceptance of our products and our customers’ products;
•our estimates regarding our capital requirements and our needs for additional financing; and
•our estimates of the success of other competing technologies that may become available.

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

We expect to see a continued expansion in data consumption, dependent on seamless and reliable wireless connectivity. A few statistics illustrate this point. According to the 2025 Ericsson Mobility Report, global mobile data for 5G subscriptions are forecast to reach 6.3 billion by the end of 2030, driven by new users, innovative services, and the convergence of artificial intelligence (“AI”) and 5G technology, and the total number of global IoT connections is now forecast to reach approximately 43 billion by 2030, including connected cars, machines, meters, sensors, point-of-sale terminals, consumer electronics and wearables. Connected cars are forecasted by McKinsey to make up 90% of new vehicles sold globally by 2030.

Skyworks helps facilitate these opportunities with highly customized solutions that support a broad set of wireless systems and protocols including cellular (such as 5G), Wi-Fi®, GPS, Bluetooth®, Accutime™, HD-Radio™, LoRa®, Thread®, Wi-Sun®, and Zigbee®. Additionally, Wi-Fi® 8, the next generation of Wi-Fi® technology, complements 5G by providing high-speed wireless connectivity in local environments. Faster data rates and improved efficiency cater to the growing number of devices reliant on wireless networks.

We believe AI can be a catalyst for more efficient and effective wireless communications. From endpoint devices to data centers, generative AI applications will drive the need for higher speed and higher bandwidth networks, while increasing the requirements for our precision timing solutions.

The first wave of AI-capable phones is reaching scale, and early demand signals are encouraging. As AI capabilities become more intuitive and integrated, we believe this could drive an inflection in upgrade cycles, leading to a potential tailwind to volumes and content over time.

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

We believe that we offer the broadest portfolio of radio and analog solutions from the transceiver to the antenna as well as all required manufacturing process technologies. We are also a leader in passive devices, advanced integration, including proprietary shielding and 3-D die stacking, as well as SAW, TC-SAW, and BAW filters. Our product portfolio is reinforced by a library of approximately 5,200 worldwide issued patents and other intellectual property that we own and control. Together, our industry-leading technology enables us to deliver the highest levels of product performance and integration.

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

Diversification
We are diversifying the reach of our business by expanding our addressable markets and broadening our product portfolio to serve a wider array of global customers. With the increasing adoption of 5G and the opportunity to enable more applications, we are growing our business beyond mobile devices (where we support leading top-tier manufacturers, including the leading smartphone suppliers and key baseband vendors) into additional high-performance analog markets, including automotive, home and factory automation, data center, solar, wireless infrastructure, aerospace and defense, medical, smart energy, and wireless networking. In these markets we leverage our scale, intellectual property, and worldwide distribution network, which spans approximately 6,900 customers and 4,900 unique products.

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

Our Product Portfolio
Our extensive product portfolio includes:
•Amplifiers: the modules that strengthen the signal so that it has sufficient energy to reach a base station
•Antenna Tuners: aperture and impedance tuning products that improve antenna performance across frequencies
•Attenuators: circuits that allow a known source of power to be reduced by a predetermined factor (usually expressed as decibels)
•Automotive Tuners and Digital Radios: tuners, data receivers, and digital radio coprocessors used in automotive infotainment systems
•Wireless ASoC: an intelligent 2.4 GHz and 5GHz wireless radio integrated circuit that includes all the analog and digital functions optimized for building cognitive wireless audio headsets, headphones, and wireless speaker systems
•DC/DC Converters: an electronic circuit which converts a source of direct current from one voltage level to another
•Demodulators: a device or an RF block used in receivers to extract the information that has been modulated onto a carrier or from the carrier itself
•Detectors: devices used to measure and control RF power in wireless systems
•Digital Power Isolators: energy efficient solutions used in industrial control, solar inverters and hybrid/electric automotive drive trains
•Diodes: semiconductor devices that pass current in one direction only
•Directional Couplers: transmission coupling devices for separately sampling the forward or backward wave in a transmission line
•Diversity Receive Modules: devices used to improve receiver sensitivity in high data rate applications
•Filters: devices for recovering and separating mixed and modulated data in RF stages, including SAW, TC-SAW, and BAW filters
•Front-end Modules: two or more functions co-packaged to optimize the performance, cost, and application suitability in products, including intermediate or radio frequency signal paths
•Hybrid: a type of directional coupler used in radio and telecommunications
•LED Drivers: devices which regulate the current through a light-emitting diode or string of diodes for the purpose of creating light
•Low-Noise Amplifiers: devices used to reduce system noise figure in the receive chain
•Mixers: devices that enable signals to be converted to a higher or lower frequency signal and thereby allowing the signals to be processed more effectively
•Modulators: devices that take a baseband input signal and output a radio frequency modulated signal
•Optocouplers/Optoisolators: semiconductor devices that allow signals to be transferred between circuits or systems while ensuring that the circuits or systems are electrically isolated from each other

•Phase Locked Loops: closed-loop feedback control system that maintains a generated signal in a fixed phase relationship to a reference signal
•Phase Shifters: designed for use in power amplifier distortion compensation circuits in base station applications
•Power Dividers/Combiners: utilized to equally split signals into in-phase signals as often found in balanced signal chains and local oscillator distribution networks
•Power over Ethernet: enables both data and power to be sent over standard ethernet cable.
•Power Isolators: digital, analog isolators, and isolated gate drivers used in industrial control, solar inverters, hybrid/electric automotive systems and charging stations
•ProSLIC® family of subscriber line interface circuits: provides complete analog telephone interfaces for premise equipment and enterprise
•Receivers: electronic devices that change a radio signal from a transmitter into useful information (including broadcast receivers)
•System In Package: complete system in a package, including modem, RF front-end, filtering, matching, timing generation – typically, fully certified by regulatory bodies, industry bodies and multi-service operators
•Switches: components that perform the change between the transmit and receive function, as well as the band function for cellular handsets
•Synthesizers: devices that provide ultra-fine frequency resolution, fast switching speed, and low phase-noise performance
•Timing Devices: clock generators, oscillators, jitter attenuators, and buffers used in optical networking, data center, wireless base stations, industrial, and automotive applications
•Voltage Controlled Oscillators/Synthesizers: fully integrated, high performance signal source for high dynamic range transceivers
•Voltage Regulators: generate a fixed level which ideally remains constant over varying input voltage or load conditions

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

Customer Concentration
A small number of OEMs historically has accounted for a significant portion of our net revenue. In each of the fiscal years ended October 3, 2025 (“fiscal 2025”), September 27, 2024 (“fiscal 2024”), and September 29, 2023 (“fiscal 2023”), Apple, through sales to multiple distributors and contract manufacturers for multiple applications including smartphones, tablets, desktop and notebook computers, watches, and other devices, constituted more than ten percent of our net revenue. Further, the Company’s three largest accounts receivable balances comprised 82% and 80% of aggregate gross accounts receivable as of

October 3, 2025 and September 27, 2024, respectively. For further information regarding customer concentrations, see Note 14 to Item 8 of this Annual Report on Form 10-K.

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

Research and Development
Our products and markets demand rapid technological advancements requiring a continuous effort to enhance existing products and develop new products and technologies. Accordingly, we maintain a high level of research and development activity. We invested $785.5 million, $631.7 million, and $606.8 million in research and development during fiscal 2025, fiscal 2024, and fiscal 2023, respectively. The level of research and development expenses were the result of increases in our internal product designs and product development activity for our target markets in each of these fiscal years. Our research and development expenses include new product development and innovations in integrated circuit design, investment in advanced semiconductor manufacturing processes, development of new packaging and test capabilities, and research on next-generation technologies and product opportunities. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands.

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

Employees
Our workforce consists of approximately 10,000 employees located around the world, more than 99% of whom are full-time employees. As of October 3, 2025:

•Our workforce was distributed geographically approximately as follows: 54% in Mexico, 24% in the United States, 20% in Asia, 1% in Canada, and less than 1% in Europe.
•Our workforce was distributed by function approximately as follows: 39% in individual contributor manufacturing roles, 36% in engineering or technician roles, 12% in managerial roles, and 13% in professional or other administrative roles.
•Approximately 3,260 of our employees in Mexico, 550 of our employees in Singapore, and 460 of our employees in Japan were covered by collective bargaining and other union agreements.

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
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations, and financial results. This summary is intended to provide investors with an overview of the risks we face and should not be considered a substitute for the more detailed risk factors discussed immediately following this summary.
Risks Associated with the Proposed Transaction with Qorvo
•Completion of the proposed transaction with Qorvo may be delayed or not occur at all for a variety of reasons, including that the Merger Agreement is terminated, and the failure to complete the Mergers could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
•Completion of the proposed Mergers is subject to the satisfaction or waiver of closing conditions contained in the Merger Agreement, including certain regulatory approvals which may not be received, may take longer than expected or the receipt of which may impose conditions that are not presently anticipated or that cannot be met, and if these closing conditions are not satisfied or waived, the proposed Mergers will not be completed.
•Failure to realize the benefits expected from the Mergers could adversely affect our business, results of operations, and financial condition.
•Efforts to complete the Mergers could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could adversely impact our operating results and ongoing business.
•The Merger Agreement contains provisions that limit our ability to pursue alternative transactions to the Mergers which could discourage a potential third party from making an alternative transaction proposal.
•While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
•As a result of the Mergers, we anticipate that the scope and size of our operations and business will substantially change and will result in certain incremental risks to us, including increased competition. We may not realize the full expected benefits of the Mergers.
•The Mergers will require us to incur substantial additional indebtedness, which could reduce our flexibility to operate our business and negatively affect our financial condition, and increase the risks associated with our level of indebtedness.
Risks Associated with Operating a Global Business
•The risks of doing business internationally apply to all aspects of our operations.
•Changes in tax laws and regulations could have an adverse impact on our operating results.
•We, our customers and our suppliers are subject to the risks of doing business in China.
Risks Associated with the Development, Manufacturing, and Sale of Our Products
•Our operating results may be adversely affected by quarterly and annual fluctuations.
•We rely on a small number of customers for a large portion of our sales.
•We rely on Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) to design our products into their end products.
•Our manufacturing processes are extremely complex, specialized, and subject to disruption.
•We may not be able to maintain and improve manufacturing yields.
•We are dependent upon third parties for the manufacture, assembly, and testing of our products.
•We are dependent upon third parties for the supply of raw materials and components.
•We may not be able to effectively operate our business if we are unable to attract and retain qualified personnel.
•Our business could be adversely affected by the departure of existing members of our senior management team or if our senior management team is unable to effectively implement our strategy.
•If our senior management transitions are not successful, our business and future growth prospects could be harmed.
•We are subject to uncertainties involving the ordering and shipment of, and payment for, our products.
•We face a risk that capital needed for our business will not be available when we need it.
•We are exposed to risks related to the use of AI tools by us and others.
•We may encounter problems upgrading, enhancing, and improving our enterprise applications.

Risks Related to Acquisitions and Indebtedness
•To be successful, we may need to make additional investments and acquisitions, integrate companies we acquire, and/or enter into strategic alliances.
•Our outstanding indebtedness could reduce our flexibility to operate our business.
Risks Associated with Our Industry
•The semiconductor industry is highly cyclical and subject to significant downturns.
•The wireless communications, analog and mixed-signal semiconductor markets are characterized by significant competition.
•Remaining competitive in the semiconductor industry depends upon our ability to constantly innovate.
•Increasingly stringent environmental laws, rules, regulations, and customer expectations may require us to redesign our existing products and processes, which could adversely affect our ability to cost-effectively produce our products.
Risks Associated with Cybersecurity and Intellectual Property Protection
•We may not be able to prevent, or timely detect, information technology security breaches.
•In order to remain competitive, we must be able to successfully protect our intellectual property rights.
•We are subject to the risks of licensing third-party intellectual property.
Risks Associated with Claims and Litigation
•We may be subject to risks of litigation and disputes.
•We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology.
•We may be subject to warranty claims, product recalls, and other liability claims.
Risks Associated with Owning our Common Stock
•Our stock price has been volatile and may fluctuate in the future.
•There can be no assurance that we will continue to declare cash dividends or repurchase our stock.
•Certain provisions in our organizational documents and Delaware law may make it difficult for someone to acquire control of us.
Risks Associated with the Proposed Transaction with Qorvo
Completion of the proposed transaction with Qorvo may be delayed or not occur at all for a variety of reasons, including that the Merger Agreement is terminated, and the failure to complete the Mergers could adversely affect our business, results of operations, financial condition, and the market price of our common stock.
On October 27, 2025, we entered into the Agreement and Plan of Merger (“Merger Agreement”) with Qorvo, Inc. (“Qorvo”), Comet Acquisition Corp. (“Merger Sub I”), and Comet Acquisition II, LLC (“Merger Sub II”), pursuant to which Merger Sub I will be merged with and into Qorvo (the “First Merger”), with Qorvo as the surviving entity in the First Merger (the “Surviving Corporation”) with the Surviving Corporation continuing as a wholly owned subsidiary of the Company, and immediately following the First Merger, and as the second step in a single integrated transaction with the First Merger, the Surviving Corporation will be merged with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Mergers”), with Merger Sub II as the surviving entity in the Second Merger and a wholly owned subsidiary of the Company. Completion of the Mergers is subject to customary closing conditions, including (1) the adoption of the Merger Agreement by Qorvo’s stockholders, and the approval of the issuance of common stock as merger consideration by the Company’s stockholders as required under Nasdaq listing rules, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Mergers under certain other antitrust and foreign investment regimes, (3) the absence of any order, injunction or law prohibiting the Mergers in such jurisdictions, (4) the effectiveness of the registration statement pursuant to which shares of the Company’s common stock to be issued in the Mergers will be registered with the SEC, (5) the accuracy of the other party’s representations and warranties, subject to certain standards set forth in the Merger Agreement, (6) compliance in all material respects by the other party with its obligations under the Merger Agreement, and (7) the absence of a continuing material adverse effect with respect to each party. Therefore, there can be no assurance that the Mergers will be completed in the expected timeframe (early in calendar year 2027), or at all.
The Merger Agreement may be terminated under certain circumstances, including that either party may terminate if the Mergers are not completed by April 27, 2027, which date may be extended to July 27, 2027, and to October 27, 2027, in each case under certain circumstances as provided in the Merger Agreement (the “Outside Date”). Upon termination of the Merger Agreement, each party under specified circumstances, including termination by such party to accept a Superior Proposal (as defined in the Merger Agreement) or termination by the other party upon a change in such party’s board of directors’ recommendation to its stockholders, will be required to pay the other party a termination fee of $298.7 million. Alternatively, we, under specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, or failure to receive certain required regulatory approvals of specified governmental authorities by the Outside Date, will be required to pay Qorvo a termination fee of $100.0 million.
Failure to complete the Mergers within the expected timeframe or at all could adversely affect our business and the market price of our common stock in a number of ways, including:
•the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Mergers will be consummated;
•if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay a termination fee of $298.7 million or $100.0 million, as described above;
•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Mergers for which we will have received little or no benefit if the Mergers are not consummated; and
•we may experience negative publicity and/or reactions from our investors, employees, customers, suppliers, distributors and other business partners.
Completion of the proposed Mergers is subject to the satisfaction or waiver of closing conditions contained in the Merger Agreement, including certain regulatory approvals which may not be received, may take longer than expected or the receipt of which may impose conditions that are not presently anticipated or that cannot be met, and if these closing conditions are not satisfied or waived, the proposed Mergers will not be completed.
Various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), from certain regulatory and governmental authorities in the United States and certain other jurisdictions are included in the Merger Agreement as conditions to completing the proposed Mergers. Regulatory and governmental entities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental entities, the Company and Qorvo. Such conditions, any such negotiations and the process of obtaining such regulatory approvals, consents or clearances, including any potential changes to the terms of the Mergers, could have the effect of delaying or preventing consummation of the proposed Mergers.
Subject to the terms of the Merger Agreement, we have agreed to use our reasonable best efforts to take all actions necessary to consummate the Mergers, including cooperating to obtain the regulatory approvals necessary to complete the Mergers. Nonetheless, certain conditions to the completion of the pending Mergers are not within our or Qorvo’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the pending Mergers will be completed in a timely manner or at all. Even if regulatory approvals are obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the pending Mergers or otherwise have an adverse effect on the Company.
Failure to realize the benefits expected from the Mergers could adversely affect our business, results of operations, and financial condition.
The anticipated benefits we expect from the Mergers are based on projections and assumptions about our combined business with Qorvo, which may not materialize as expected or which may prove to be inaccurate. Our business, operating results and financial condition could be adversely affected if we are unable to realize the anticipated benefits from the Mergers on a timely basis, if at all, including, among other things, realizing the anticipated cost and operational synergies from the Mergers in the anticipated amounts or within the anticipated timeframes or cost expectations, if at all. Achieving the benefits of the Mergers will depend, in part, on our ability to integrate the business and operations of Qorvo successfully and efficiently with our business. The challenges involved in this integration, which may be complex and time-consuming, include, among others, the following:
•avoiding business disruptions, preserving customer and other important relationships of Qorvo and attracting new business and operational relationships;
•coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;
•integrating financial forecasting and controls, procedures and reporting cycles;
•consolidating and integrating corporate, IT, finance, human resources and administrative infrastructures;
•coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;
•integrating Qorvo’s systems, operations and product lines;
•meeting obligations that we will have to counterparties of Qorvo that arise as a result of the change in control of Qorvo; and

•integrating employees and related HR systems and benefits, maintaining employee productivity and retaining key employees.
If we do not successfully manage these issues and the other challenges inherent in integrating a new business, then we may not achieve the anticipated benefits of the Mergers on our anticipated timeframe, if at all, and our business, revenue, expenses, operating results, financial condition and stock price could be materially adversely affected.
Efforts to complete the Mergers could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could adversely impact our operating results and ongoing business.
We have expended, and continue to expend, significant management time and resources in an effort to complete the Mergers, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Mergers and our future could disrupt our business relationships with our existing and potential customers, distributors, service providers and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Qorvo. Uncertainty regarding the outcome of the Mergers could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Mergers may also result in negative publicity and a negative impression of us in the financial markets, and may lead to litigation against us and our directors and officers. Even if the lawsuits are without merit, defending against or otherwise resolving these claims can result in substantial costs and divert management time and resources. Such litigation would be distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the Mergers being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Mergers from being completed. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, results of operations, and financial condition.
The Merger Agreement contains provisions that limit our ability to pursue alternative transactions to the Mergers which could discourage a potential third party from making an alternative transaction proposal.
The Merger Agreement contains provisions that preclude us from soliciting proposals relating to alternative acquisition transactions or entering into discussions or negotiations or providing non-public information in connection with any proposal for an alternative acquisition transaction from a third party, subject to certain exceptions to permit our Board of Directors to comply with its fiduciary obligations. We have further agreed to cease and cause to be terminated any existing discussions or negotiations, if any, with regard to alternative acquisition transactions. These prohibitions could discourage a third party from making an alternative transaction proposal. Additionally, if the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants regarding the conduct of our business during the pendency of the transactions contemplated by the Merger Agreement. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Mergers and could have the effect of delaying or preventing other strategic transactions. Although we may be able to pursue such activities with Qorvo’s consent, there is no guarantee that Qorvo will provide us with the necessary consent.
As a result of the Mergers, we anticipate that the scope and size of our operations and business will substantially change and will result in certain incremental risks to us, including increased competition. We may not realize the full expected benefits of the Mergers.
We anticipate that the Mergers will substantially expand the scope and size of our business by adding substantial assets and operations to our existing business. The anticipated future growth of our business will impose significant added responsibilities on management, including, among other things, the need to identify, recruit, train and integrate additional employees. Our senior management’s attention may be diverted from the management of our business and its daily operations to the completion of the Mergers and the integration of Qorvo’s business. Further, the Mergers could also create uncertainty for our or Qorvo’s employees and customers, particularly during the post-transaction integration process. It could also disrupt existing business relationships, make it more difficult to develop new business relationships, or otherwise negatively impact the way that we operate our business.
We also anticipate that the Mergers will result in increased competition. Qorvo operates in highly competitive segments and is facing increasing competition for its products and services. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income for the combined company. The Mergers could also result in our failure to realize expected synergies or cost savings. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities and use more cash and other financial resources on integration and implementation activities than we expect. We may not be able to integrate the Qorvo business into our existing operations on our anticipated timelines or realize the full expected economic benefits of the Mergers, which may have a material adverse effect on our business, operating results and financial condition.
In addition, the completion of the Mergers may heighten the potential adverse effects on our business, operating results or financial condition described elsewhere in the Risk Factors in this Annual Report on Form 10-K.
The Mergers will require us to incur substantial additional indebtedness, which could reduce our flexibility to operate our business and negatively affect our financial condition, and increase the risks associated with our level of indebtedness.
We already have substantial outstanding indebtedness. For risks related to such indebtedness, see the risks set forth in “Our outstanding indebtedness could reduce our flexibility to operate our business.”
We expect to incur a substantial amount of additional indebtedness in connection with the Mergers and have entered into the Bridge Commitment Letter for the purpose of financing a portion of the cash consideration to be paid in the Mergers, paying related fees and expenses in connection with the Mergers and the other transactions contemplated by the Merger Agreement and, in certain circumstances, if required, to refinance certain of Qorvo’s outstanding senior notes. We expect to use a portion of the proceeds from the facilities to repay Qorvo’s existing credit facility substantially concurrently with the completion of the Mergers.
Our ability to obtain new debt financing will depend on, among other factors, prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain new debt financing on terms acceptable to us or at all, and any such failure could materially adversely affect our operations and financial condition. Our obligation to complete the Mergers is not conditioned upon the receipt of any financing.
In addition, in connection with the Mergers, we may choose to assume all or a portion of Qorvo’s outstanding senior notes. Qorvo’s senior notes contain restrictive covenants (subject to suspension in the event of investment grade ratings), some of which are more restrictive than those applicable to our current indebtedness, including those that would limit the ability of Qorvo (as our subsidiary) and certain of its subsidiaries to: incur additional debt; pay dividends, make other distributions or repurchase or redeem its capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell, transfer or otherwise dispose of assets; incur or permit to exist certain liens; enter into certain types of transactions with affiliates (including with us and our other subsidiaries); enter into agreements restricting its subsidiaries’ ability to pay dividends; and consolidate, amalgamate, merge or sell all or substantially all of its assets. As a result, the assumption of Qorvo’s senior notes, to the extent those covenants remain in effect, could limit our operating and financial flexibility.
Following the Mergers, the substantial indebtedness incurred or assumed in connection with the Mergers could have materially adverse effects on our business, operating results and financial condition, including, among other things:
•increasing our vulnerability to changing economic, regulatory and industry conditions;
•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness;
•increasing our interest expense and potentially requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash to fund our business needs;
•limiting our ability to return equity through stock repurchases or pay dividends to our stockholders;
•limiting our ability to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures or other purposes; and
•increasing the risks described under “Our outstanding indebtedness could reduce our flexibility to operate our business.”
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

•inflation or deflation, as well as changes in existing and expected rates of inflation or deflation, which may vary across the jurisdictions in which we do business,
•interest rates, as well as changes in existing and expected interest rates, which may vary across the jurisdictions in which we do business,
•global, regional, and local economic and political conditions, including social, economic, political, and supply chain instability related to the uncertainty regarding the relationships among the United States, China, Taiwan, Russia, Mexico, Israel, other Middle Eastern countries, Japan, Singapore, India, Canada and other foreign countries, and the international community at large, as well as related to armed conflicts, such as the conflict between Russia and Ukraine and the conflicts in Israel and the Middle Eastern region, that exist, or in the future could exist, in various jurisdictions around the world,
•the imposition of or changes to tariffs, including the tariffs announced by the United States in 2025 with respect to numerous global trading partners and sectors, and any retaliatory tariffs or measures by any such trading partners, including countermeasures by China, have impacted and could further negatively impact trade between, or increase the cost of operating in, or increase the cost of or negatively impact the demand for, our products or our customers’ products in the countries in which we or our customers do business,
•the laws and policies of the United States and other countries affecting trade and foreign investment, including prohibitions on certain trade and other activities in China, Russia, Belarus, and portions of Ukraine, and the entry into, withdrawal from, or renegotiation of trade agreements by the United States (or other jurisdictions) potentially affecting Mexico, China, Japan, Singapore, Korea, Taiwan, Canada, and other countries in which we do business,
•other restrictive or punitive governmental actions (such as restrictions on transfer of funds, restrictions on individuals’ movement, travel restrictions, quarantines, lockdowns, and curfews, trade protection measures, including export duties, quotas, customs duties, border taxes, border closures, increased import or export controls, import and export licenses, and restrictions on the purchase of products made or containing technology or components from certain companies or from companies located in certain jurisdictions), or actions by non-governmental individuals and groups (such as protests, boycotts, insurgencies, organized crime, and general civil unrest), that could negatively impact trade between, or increase the cost of operating in, the countries in which we do business,
•labor market conditions and laws,
•disruptions of capital and trading markets,
•difficulty in collecting, or failure to collect, accounts receivable, as well as longer collection periods,
•changes in, or non-compliance with, legal or regulatory import/export requirements, including restrictions on selling to certain customers or into certain jurisdictions,
•natural disasters and severe weather events, including earthquakes, wildfires, droughts, hurricanes, tsunamis, floods, rising sea levels, as well as other impacts of climate change,
•acts of terrorism, widespread illness, the effects of global health crises on business conditions in our industry or in the jurisdictions in which we do business, or other deterioration of public health conditions, and war,
•misappropriation or other unauthorized transfers of our information and breaches of our information systems, as well as the potential lack of adequate remedies or enforcement mechanisms in certain jurisdictions,
•difficulty in engaging distribution partners or obtaining sales or other business support in certain jurisdictions,
•cultural differences in the conduct of business,
•direct or indirect government actions, subsidies, or policies aimed at supporting local industry or markets,
•changes in current or future tax law or regulations or new interpretations thereof, by federal or state agencies or foreign governments,
•changes in the effective tax rate as a result of our overall profitability and mix of earnings in countries with differing statutory tax rates,
•results of audits and examination of previously filed tax returns, and
•limitations on our ability under local laws to protect or enforce our intellectual property rights.
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
Beginning in fiscal 2023, for U.S. income tax purposes, we were required to capitalize and amortize our research and development expenses over five or fifteen years, rather than deduct them in the year incurred. In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”), which restores immediate expensing for domestic research and development expenses starting in the tax years beginning after December 31, 2024. The Company is subject to a corporate alternative minimum tax (“CAMT”) of 15% on adjusted financial statement income, as well as an excise tax on corporate stock repurchases under the Inflation Reduction Act (“IRA”). The IRA could have a material impact depending on various factors, including the amount and frequency of our stock repurchases and the applicability of the CAMT to the Company. In addition, we may utilize the optional election to capitalize and amortize the domestic research and development expenses for tax purposes, where applicable, and which we expect will continue to increase, our taxes payable, resulting in reduced near-term cash flows. The OBBBA contains numerous other provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international tax framework. Certain provisions became effective and were reflected in the Company’s fiscal 2025 financial results, while others will become effective in future periods. Skyworks continues to evaluate the provisions of the OBBBA and its potential impact to the Company.
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
Our manufacturing facilities in Mexico authorized to operate as maquiladoras are subject to various restrictions and requirements, including compliance with the terms of the maquiladora program and other local regulations. Failure to comply with these regulations, ceasing to qualify for maquiladora status or other disruptions within the program would cause our manufacturing costs in Mexico to increase and could adversely affect our business, results of operations, financial condition, and cash flows.
We are unable to predict what tax changes may be enacted in the future or what effect such changes would have on our business, but such changes could affect our effective tax rates in countries where we have operations and could have an adverse effect on our overall tax position in the future, along with increasing the complexity, burden, and cost of tax compliance.
The Company operates under a tax holiday in Singapore and is subject to the Company’s compliance with certain conditions, including maintaining certain employment and investment thresholds in Singapore. If we cannot, or elect not to, comply with the conditions for the tax holiday, we could be required to refund certain previously realized tax benefits for fiscal years 2021 through 2025, over which period we enjoyed a tax holiday that decreased our taxes by a cumulative $336.4 million, and we may lose the benefits of the tax holiday earlier than scheduled. For a discussion of the impact the tax holiday has on Singapore taxes owed by us, see Note 8 to Item 8 of this Annual Report on Form 10-K.
We, our customers and our suppliers are subject to the risks of doing business in China.
Demand from customers in China may be adversely affected by China’s evolving laws and regulations, including those relating to taxation, import and export tariffs and restrictions, currency controls, environmental regulations, privacy and information security, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent, and the potential issuance of new laws and regulations creates uncertainty. In addition, changes in the political environment, economic environment, governmental policies, United States-China relations, or China-Taiwan relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our intellectual property, increased taxation, restrictions on imports, import duties, or currency revaluations, any of which could have an adverse effect on our business plans and operating results. In particular, the imposition by the United States of new tariffs, including the tariffs announced in 2025, on goods imported from China, or deemed to be of Chinese origin, and other government actions that restrict our ability to sell our products to Chinese customers or to manufacture or source components in China, and countermeasures imposed by China in response, including the countermeasures announced in 2025, has impacted and could continue directly or indirectly adversely impacting our manufacturing costs, the availability and cost of materials, including gallium, germanium, antimony, tungsten, molybdenum, scandium, and other rare earth metals/critical minerals, and the sales of our products in China, the United States and elsewhere. Such actions, including any threatened or actual tariffs and retaliatory measures, could also increase the prices of or negatively impact the demand for our customers’ products, which could negatively impact the sales of our products to those customers. In addition, the U.S. government has expanded export restrictions, and might continue expanding export restrictions, including by adding additional Chinese entities to the U.S. Bureau of Industry and Security’s Entity List (“Entity List”) or other entity lists, which has limited, and could in the future further limit, our ability to sell to certain of those entities and to third parties that do business with those entities. These restrictions have negatively impacted, and may continue to negatively impact, sales of our products. In the future, we may be prevented from shipping, or be required to obtain a license to ship, our products to certain customers if they are added to the Entity List. In addition, geopolitical changes in China-Taiwan relations could disrupt the operations of several companies in Taiwan that are suppliers to, or third-party partners of, the Company, our customers, and our customers’ other suppliers. Disruption of certain critical operations in, or of shipping to or from, Taiwan would adversely affect our ability to manufacture certain products and would likely have substantial negative effects on the entire semiconductor industry. Finally, China’s investments in technology development and manufacturing capability in support of its stated policy of reducing its dependence on foreign semiconductor manufacturers and other technology companies has likely already resulted, and we expect will continue to result, in reduced demand for our products in China and other key markets as well as reduced supply of critical materials for our products.
Risks Associated with the Development, Manufacturing, and Sale of Our Products
Our operating results may be adversely affected by quarterly and annual fluctuations.
Our revenues, earnings, and other operating results may fluctuate significantly on a quarterly and annual basis. These fluctuations are typically the result of a number of factors, many of which are beyond our control.
These factors include, among others:
•the level of widespread deployment or adoption of commercial 5G networks, AI and other new technologies,
•changes in end-user demand for the products manufactured and sold by our customers, including longer replacement cycles for smartphones,
•the effects of competitive pricing pressures, including decreases in average selling prices of our products,
•the volume and mix of phones sold by our largest customer,
•production capacity levels and fluctuations in manufacturing yields,
•availability and cost of materials and services from our suppliers,
•the gain or loss of significant customers, or sockets with any such customers,
•our ability to develop, introduce, and market new products and technologies on a timely basis,
•market acceptance of our products and our customers’ products including market acceptance of, or our customers’ ability to incorporate, new, emerging technologies, such as AI,
•new product and technology introductions by competitors,
•delays in the adoption of standards by standard-setting bodies and delays in the commercial deployment or consumer adoption of certain technologies,
•actions by government regulators to restrict or delay the availability of sufficient spectrum for wireless technologies, including technologies that utilize unlicensed spectrum and/or shared spectrum,
•changes in consumers’ purchasing behaviors, including the rates at which they replace smartphones and other devices that utilize our products,
•changes to promotions, rebates, and discounts offered by carriers in certain geographic regions for smartphones and other devices that utilize our products,
•increasing industry consolidation among our competitors,
•changes in the mix of products produced and sold, and
•intellectual property disputes, including those concerning payments associated with the licensing and/or sale of intellectual property, and related remedies (e.g., monetary damages, injunctions, or exclusion orders affecting our or our customers’ products).
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
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, if one or more major customers significantly decreased its orders for our products, or if one or more major customers delay or do not make payments in a timely manner, our business, results of operations, and financial condition could be materially and adversely impacted, which could adversely affect our stock price. In each of fiscal 2025, fiscal 2024, and fiscal 2023, one customer accounted for greater than ten percent of our net revenue. As of October 3, 2025, three customers represented 82% of our aggregate gross accounts receivable. For further discussion on customer concentration, see Note 14 to Item 8 of this Annual Report on Form 10-K.
We rely on Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) to design our products into their end products.
Our products are not sold directly to the end user but are components or subsystems of other products. As a result, we rely on OEMs and ODMs of electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a manufacturer designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort, and risk on the part of that manufacturer. Also, achieving a design win with a customer does not ensure that we will receive revenue from that customer. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. In the past, we have not and do not achieve design wins on all the products, content and sockets that we compete for, and we have lost content and sockets at our customers as a result, including with our largest customer. Where we have achieved design wins in the past with customers, we have not continued to and may not continue to achieve design wins with customers in the future or may not convert such design wins into actual sales. Failure to achieve design wins or to convert design wins into sales could materially and adversely affect our operating results. Furthermore, as a result of our lengthy product development and sales cycle, we may incur significant research and development expenses, and selling, general, and administrative expenses, without generating the anticipated revenue associated with these products.
Our manufacturing processes are extremely complex, specialized, and subject to disruption.
Our manufacturing operations are complex and subject to disruption, including due to causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minor impurities, contamination of the clean room environment in which our products are produced, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, human error, or a number of other factors can cause a substantial percentage of our products to be rejected or to malfunction. Because our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields, these factors could have a material and adverse effect on our business. Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities, as well as disruptions at facilities operated by our subcontractors or customers. These disruptions may result from electrical power outages or fluctuations, water shortages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or man-made disasters, outages or disruptions to our information technology infrastructure, including those portions provided by third parties, as well as equipment or software maintenance, repairs, updates, and/or upgrades. Disruptions of our manufacturing operations, or those of our subcontractors and customers, could cause significant delays in shipments until we are able to shift production of the impacted products from an affected facility or subcontractor to another facility or subcontractor, or until the affected customer resumes operations and accepts shipments from us. In the event of such delays, the required alternative capacity, particularly wafer production capacity, may not be available on a timely basis or at all. Even if alternative production capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers and revenue. Likewise, lower-than-expected demand, which has occurred from time to time, has led to, and could in the future lead to, underutilized manufacturing facilities, which could negatively impact our financial results. In addition, during periods of higher-than-expected demand, which has also occurred, we may have difficulty manufacturing a sufficient quantity of products, which could lead to our inability to meet customer needs and requirements as well as obligations under our agreements, which could negatively impact our financial results. Any such failure to meet customer demand could also result in the loss of future business opportunities, including lost design wins, which could also negatively impact our financial results.
Our key facilities include, but are not limited to, our semiconductor wafer fabrication facilities in Newbury Park, California, and Woburn, Massachusetts; our SAW, TC-SAW, and BAW filter wafer processing facilities in Osaka, Japan; and our packaging, assembly and test facilities in Mexicali, Mexico, and in Singapore for filters (“Singapore Filter Manufacturing Facility”). Several of our key facilities are leased or subleased. If we are unable to renew existing leases or subleases on terms acceptable to us, we may be required to relocate our affected operations. We operate under a sublease for our Singapore Filter Manufacturing Facility that expires in July 2030. Because the owner of the site for our Singapore Filter Manufacturing Facility has decided to redevelop it for other uses, we will need to relocate our Singapore Filter Manufacturing Facility by the end of the sublease, and we have been exploring alternative sites in other locations. Relocation will be complex and will require, among other things, the transfer of equipment and process nodes and qualification of new or transferred production lines. In addition, we announced in August 2025 that we took action aimed to optimize our U.S. factory footprint by planning for the closure of our wafer fabrication manufacturing operations in Woburn, Massachusetts and consolidating such manufacturing into Newbury Park, California. These activities or any other relocation, closure or consolidation of facilities or operations could result in disruptions to our business, including potential production interruptions or delays, quality problems, difficulties forecasting our production capabilities, challenges retaining employees or hiring new employees, and the incurrence of significant capital and other expenses, which could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, we may not be able to optimize our factory footprint and achieve any financial and operational benefits from such efforts, including reducing our fixed cost base, improving utilization rates, increasing gross margins, and improving overall efficiency, which could have a material adverse effect on our financial condition, results of operations or cash flow.
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
We may not be able to maintain and improve manufacturing yields.
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
Although we own and operate assembly and test facilities, as part of our supply resilience and business continuity strategies, we still depend on subcontractors to package, assemble, and test certain of our products at cost-competitive rates. For those assembly and test subcontractors with whom we do not have long-term agreements, we typically procure services on a per-

order basis. If any of our subcontractors experiences capacity constraints or financial difficulties, suffers any damage to its facilities, experiences outages or any other disruption of assembly or testing capacity or is otherwise unable or unwilling to provide us sufficient capacity to meet our demand, we may not be able to obtain alternative assembly and testing services in a timely manner and/or at cost-competitive rates. Due to the amount of time that it usually takes to qualify assembly and test subcontractors, we could experience significant delays and/or increased costs in product shipments if we are required to find alternative assembly and test subcontractors for our components. These supply challenges have impacted, and may continue to impact, our ability to satisfy increases in demand for our products. Any problems that we may encounter with the delivery, quality, or cost of our products could damage our customer relationships and our ability to establish new customer relationships and materially and adversely affect our business, results of operations, and financial condition.
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
Our manufacturing operations depend on obtaining adequate supplies of raw materials and components used in our manufacturing processes at a competitive cost. Although we maintain relationships with suppliers located around the world with the objective of ensuring that we have adequate sources for the supply of raw materials and components for our manufacturing needs, increases in demand from the semiconductor industry for such raw materials and components (including, but not limited to, gallium, germanium, and other critical minerals and rare earth metals), as well as increased demand for commodities in general, can result in tighter supplies and higher costs. Our suppliers may not be able to meet our delivery schedules; we may lose a significant or sole supplier; a supplier may not be able to meet performance and quality specifications; shipments of precious metals may be subject to theft; and we may not be able to purchase such supplies or materials at a competitive cost. If a supplier were unable to meet our delivery schedules, if we lost a supplier, or if a supplier were unable to meet performance or quality specifications, our ability to satisfy customer obligations would be materially and adversely affected because the time required to identify and qualify an alternative supply source, where available, is typically lengthy.
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
As the source of our technological and product innovations, our key engineering and technical personnel represent a significant asset. Our success depends on our ability to continue to attract, retain, and motivate qualified personnel, including executive officers and other key management, sales, engineering, and technical personnel. The competition for management, sales, engineering, and technical personnel is intense in the semiconductor industry, particularly in the locations in which we operate, and therefore we may not be able to continue to attract and retain the qualified personnel necessary for the design, development, manufacture, and sale of our products. Our employees are in high demand, and our competitors and other companies may offer compensation or other opportunities in excess of what we offer. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance and/or declines in the price of our common stock, given, among other factors, the use of equity-based compensation by us and our competitors. Additionally, if we are unable to obtain required stockholder approval for future increases in the number of shares available under our long-term incentive plans, we may be limited in granting equity-based incentive awards, which may impair our efforts to attract and retain necessary personnel. Further, existing immigration laws, as well as difficulties and increased costs in obtaining visas, together with any changes to immigration policies or regulations in the United States, such as the increased cost for H-1B worker visas announced in September 2025, make it more difficult for us to recruit and retain highly skilled foreign nationals (in the United States or abroad), limiting the pool of available talent. The increased ability of employees in our industry to work from home or in other remote work arrangements has impacted, and may continue to impact, the mobility and turnover of our employees, potentially making it more difficult for us to compete in the job market. We continue to anticipate increases in human resource needs, particularly in engineering. The loss of the services of one or more of our key employees or our inability to attract, retain, and motivate qualified personnel could have a material adverse effect on our ability to operate our business.
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
In fiscal 2025, we implemented several senior management changes. On February 17, 2025, Philip Brace began to serve as our Chief Executive Officer. On June 2, 2025, Todd Lepinski began to serve as our Senior Vice President, Sales and Marketing. On September 8, 2025, Philip Carter began to serve as our Chief Financial Officer. Any significant leadership change involves inherent risks, including potential disruptions to our operations or relationships with customers, suppliers, and key employees, and can be inherently difficult to implement. If our recent senior management transitions are not successful for any reason, our business could be adversely impacted.
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
To the extent that our existing cash and cash equivalents and cash generated from operations are insufficient to fund our future activities (including capital expenditures), we may need to raise additional funds through public or private equity or debt financing. If unfavorable capital market conditions exist in the event we were to seek additional financing, we may not be able to raise sufficient capital on favorable terms and on a timely basis, if at all. Failure to obtain capital when required by our business circumstances would have a material adverse effect on us.
In addition, the future growth of our business is likely to require improvement and/or expansion of our manufacturing facilities, upgrading of our manufacturing equipment, strategic investments, and/or corporate acquisitions. Due in part to our repayment obligations on our outstanding indebtedness, the capital required to fund these investments may not be available in the future.
We are exposed to risks related to the use of AI tools by us and others.
Although we are evaluating, and where we believe appropriate, incorporating AI tools into our operations, our use of AI tools may subject us to significant competitive, legal, regulatory and other risks, and there can be no assurance that our use of AI tools will enhance our business operations or result in a benefit to us. Our competitors may be more successful in their use of AI tools, including by developing superior products or improving their operations with the assistance of AI. Additionally, there could be adverse impacts from inaccurate or flawed algorithms, training, or data sets. Our use of AI tools could also result in the loss of confidential information or intellectual property or an inability to claim or enforce intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, cybersecurity, and the unauthorized use of Company information. The jurisdictions in which we conduct business have and may adopt laws and regulations related to AI that could cause us to incur greater compliance costs, limit our use of AI tools, or subject us to legal liabilities.
We may encounter problems upgrading, enhancing, and improving our enterprise applications.
We have been and are engaging in activities to upgrade, enhance and improve various Company enterprise applications and information technology systems, including relating to demand management, enterprise management, quality, sales and marketing, and sourcing. These activities may not result in the benefits we expect and could cause disruptions to our operations, which could have a material adverse effect on our business.
Risks Related to Acquisitions and Indebtedness
To be successful, we may need to make additional investments and acquisitions, integrate companies we acquire, and/or enter into strategic alliances.
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
Our outstanding indebtedness could reduce our flexibility to operate our business.
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
In addition, we expect to incur a substantial amount of additional indebtedness in connection with the Mergers and have entered into the Bridge Commitment Letter for the purpose of financing a portion of the cash consideration to be paid in the Mergers, paying related fees and expenses in connection with the Mergers and the other transactions contemplated by the Merger Agreement and, in certain circumstances, if required, to refinance certain of Qorvo’s outstanding senior notes. For risks related to such indebtedness, see the risks set forth in “The Mergers will require us to incur substantial additional indebtedness, which could reduce our flexibility to operate our business and negatively affect our financial condition, and increase the risks associated with our level of indebtedness.”
Existing indebtedness under our Revolving Credit Facility or the Notes could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. We also have incurred, and will continue to incur, various costs and expenses associated with our indebtedness. Our ability to arrange additional financing and make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and financial, business, and other factors affecting our operations, many of which are beyond our control. We are exposed to interest rate risk through our Revolving Credit Facility, which is subject to variable interest rates, and interest rate increases have led to increased interest payments. Our existing indebtedness or incurrence of any additional indebtedness, including the indebtedness contemplated in connection with the Mergers, could reduce funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we were to refinance the Notes, we may not be able to do so on favorable terms or rates.
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
The wireless communications semiconductor industry, in general, and the other analog and mixed-signal markets in which we compete are very competitive, which may cause pricing pressures, decreased gross margins, and rapid loss of market share. We compete with international and United States semiconductor manufacturers of all sizes in terms of resources and market share, including, but not limited to, Analog Devices, Broadcom, Cirrus Logic, Murata Manufacturing, NXP Semiconductors, Qorvo, Qualcomm, and Texas Instruments.
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

•ability to partner with or participate in reference designs of baseband vendors,
•maintaining access to manufacturing capacity, raw materials, supplies, and services at a competitive cost, and
•the ability to secure government incentives, credits and grants.
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
Our reference design partners have leveraged and may continue to leverage their market position by bundling product offerings or integrating additional functionality into their product offerings that compete with our solutions. Such product offerings have been competitive with and may continue to be competitive with our solution as to performance, price, and quality, which has and could continue to negatively impact our business and financial performance, and if the interoperability of our solution with the partner’s products were to be restricted, our business could be further adversely impacted.
Current and potential competitors have established, or may in the future establish, financial, contractual, or strategic relationships among themselves or with customers, resellers, or other third parties. These relationships have affected and may continue to affect customers’ purchasing decisions, which has led to and could lead to customers choosing to purchase competitor products instead of our products. In addition, it is possible that new competitors or alliances among competitors could emerge, causing such competitors to rapidly acquire significant market share. We may not be able to compete successfully against current and potential competitors. Increased competition could result in pricing pressures, decreased gross margins, and loss of revenue and market share and may materially and adversely affect our business, results of operations, and financial condition.
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
We continually evaluate expenditures for planned product development and choose among alternatives based on our understanding of customer technical requirements, new industry standards, and expectations of future market growth and technologies. We may not be able to develop and introduce new or enhanced wireless communications, analog and mixed-

signal semiconductor products in a timely and cost-effective manner, and our products may not satisfy customer requirements or achieve market acceptance, or we may not be able to anticipate new industry standards and technological changes. We also may not be able to respond successfully to new product announcements and introductions by competitors or to changes in the design or specifications of complementary products of third parties with which our products interface. If we fail to rapidly and cost-effectively introduce new and enhanced products in sufficient quantities that meet our customers’ requirements, our business, results of operations, and financial condition could be materially and adversely affected.
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
Increasingly stringent environmental laws, rules, regulations, and customer expectations may require us to redesign our existing products and processes, which could adversely affect our ability to cost-effectively produce our products.
The semiconductor industry has been subject to increasing environmental regulations, particularly those environmental requirements that control and restrict the use, transportation, emission, discharge, storage, and disposal of certain chemicals, elements, and materials used or produced in the semiconductor manufacturing process. Public focus on climate change, sustainability, and environmental issues has also led to increased government regulation and caused certain of our customers to impose environmental standards on us as a part of doing business with them. If a focus on environmental issues persists in the future, it could result in higher costs of operations. In addition, our commitment to environmentally sustainable practices, while undertaken in a manner designed to be as efficient and cost effective as possible, may result in increases in costs of operations for us relative to our competitors until technologies and methods are developed that will help reduce those costs or such practices become industry best practice.
An increasing number of customers, as well as a number of domestic and foreign jurisdictions, restrict or may seek to restrict the use of various substances, including a class of chemicals known as per- and polyfluoroalkyl substances, and a number of such substances have been or are currently used in our products or processes. For example, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive requires that certain substances, which may be found in certain products we have manufactured in the past, be removed from all electronics components. Eliminating such substances from our manufacturing processes requires the expenditure of additional research and development funds to seek alternative substances for our products, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. While we have implemented a compliance program intended to ensure our product offering meets these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties, and/or restrictions imposed by government agencies that could adversely affect our operating results.
Regulations in the United States require that we determine whether certain materials used in our products, referred to as conflict minerals, originated in the Democratic Republic of the Congo or adjoining countries, or were from recycled or scrap sources. The verification and reporting requirements, in addition to any customer demands for conflict-free sourcing, impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed. In addition, our customers have requested and are expected to continue requesting reports on and commitments regarding our sourcing of other minerals or substances, which may impact our ongoing operations and increase our operating costs.

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
In addition, increasing governmental, investor, customer, and societal attention on sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on sustainability topics such as climate change, carbon emissions, water usage, waste management, human capital, forced labor, and related risk oversight, have expanded and could further expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We expect that these and other rapidly changing laws, regulations, policies, interpretations, and expectations, as well as increased enforcement actions by various governmental and regulatory agencies, will continue to increase the cost of our compliance and internal risk management programs and to alter the environment in which we do business, which could have a material adverse effect on our business, results of operations, and financial condition. If our sustainability practices and disclosures do not meet the expectations and standards of our stockholders, customers, and other industry stakeholders, our reputation and business activities may be negatively impacted and our appeal to certain investors may be reduced.
Risks Associated with Cybersecurity and Intellectual Property Protection
We may not be able to prevent, or timely detect, information technology security breaches.
Security breaches, phishing, spoofing, malware installations, attempts by others to gain unauthorized access to our information technology systems, networks, and databases, and other cyberattacks continue to become more sophisticated and persistent. We have been directly and indirectly subject to these attacks and expect to continue to be subject to these attacks. Further, these incidents, which might be related to industrial, state-sponsored, and/or economic espionage, or financial cyber extortion or fraud, include covertly introducing malware and spyware to our computers, networks, and products (or to an electronic system operated by a third party for our benefit) and impersonating authorized users, among others. We seek to prevent, detect, and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude, duration, and effects. The theft, unauthorized use, transfer, or publication of our intellectual property, our confidential business, financial, and/or technical information, or the personal data of our employees and customers by third parties or by our employees could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business and technology development. To the extent that any security breach or other cybersecurity incident results in inappropriate disclosure of data, including our customers’, suppliers’, licensees’, or employees’ confidential or personal information, we may incur liability, face contractual and regulatory fines and penalties, and sustain significant financial resources to remediate such breach. Such an incident could, among other things, damage our reputation, impair our ability to attract and retain our customers, impact our stock price, and materially damage our relationships with our business partners. If a ransom-style cyberattack or similar incident impedes our ability to use or access our information systems for an extended period of time, this could adversely affect our business operations and financial results. In addition, certain suppliers, including cloud-based and critical service providers, and other third parties with whom we conduct business, including foundries, assembly and test contractors, and distributors, have been, and are likely to continue to be, subject to cybersecurity incidents, misappropriation efforts, or network disruptions that could jeopardize our proprietary or sensitive data, impact such third parties’ ability to meet their obligations to us, or otherwise negatively impact our ongoing business operations. We expect to continue devoting significant resources to the security of our information technology systems, networks, and databases, including through the training of our employees and monitoring the security posture of critical third parties who have access to our systems or sensitive data. However, we cannot ensure that our cybersecurity program or these security measures and monitoring efforts will be sufficient to prevent or mitigate the damage caused by a cybersecurity incident or network disruption, and our systems may be vulnerable to hacking, insider threats, employee error or manipulation, theft, system malfunctions, or other adverse events. Further, China has implemented, and other countries or regions may implement, cybersecurity and privacy laws that require companies’ overall information disclosure, processing practices, and technology security environment to meet certain standards and/or be certified. Such laws may be complex, ambiguous, and subject to interpretation, which may create uncertainty regarding compliance. As a result, our efforts to comply with such laws, to the extent applicable, may be expensive and may fail, which could adversely affect our business, results of operations, and cash flows. In addition, certain of our products that we use contain firmware that incorporates or is derived from “open source” software that generally is made publicly available by its developers or other third parties. Risks related to the use of open source software include, but are not limited to, the introduction of cybersecurity vulnerabilities into our products or development platforms, our noncompliance with applicable licensing terms, subjecting certain of our derivative works or software enhancements to public disclosure and/or unfavorable licensing conditions, potential restrictions on our ability to market the firmware associated with our products, and enhanced governmental or other third-party scrutiny of our products.
In order to remain competitive, we must be able to successfully protect our intellectual property rights.
We rely on patent, copyright, trademark, trade secret, and other intellectual property rights and laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, inventions, information, data, devices, algorithms, processes, and other intellectual property. In addition, we often incorporate the intellectual property of our customers, suppliers, or other third parties into our designs, and we have certain obligations with respect to the non-usage and non-disclosure of such third-party intellectual property. From time to time, we have engaged in and it may be necessary to continue to engage in litigation, administrative actions or like activities to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity, enforceability, and scope of proprietary rights of others, including our customers. This has required and will continue requiring us to expend significant resources and could divert the efforts and attention of our management and technical personnel from our business operations. Regardless of our actions:
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
Risks Associated with Claims and Litigation
We may be subject to risks of litigation and disputes.
From time to time, we have been, and may become involved in litigation with customers, suppliers, competitors, government or regulatory agencies, shareholders, employees, former employees, contractors, former contractors, or other parties. We are the plaintiff in some of these actions and the defendant in others. Such actions could result in the imposition of various remedies such as injunctions or monetary damages, which if awarded could materially and adversely harm our business, subject us to substantial defense costs and expenses, and divert resources and the attention of management from our business. For example, on March 4, 2025, the Company and certain current and former officers were named in a putative class action lawsuit filed in the United States District Court for the Central District of California. The complaint alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. Following the aforementioned putative class action lawsuit, in April 2025, the Company and certain of its directors and officers were named in two derivative action lawsuits filed in the United States District Court for the Central District of California. Each of the derivative actions was brought on behalf of the Company by a putative stockholder alleging, among other things, breaches of fiduciary duties and violations of federal securities laws. The complaints seek, among other things, damages and attorneys’ fees and costs. In addition, from time to time, we are, and may become, the subject of inquiries, requests for information, investigations, or other actions by government and regulatory agencies regarding our business. Any such matters, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management, damage our reputation, or otherwise adversely affect our business.
We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology.
The semiconductor industry is characterized by vigorous protection, enforcement, and pursuit of intellectual property rights. Third parties have asserted, and may in the future assert, patent, copyright, trademark, and other intellectual property rights against technologies that are important to our business and manufacturing operations and have demanded and may in the future demand that we license their technology or refrain from using it. For example, on June 20, 2025, Denso Corporation filed patent infringement litigation against the Company in the U.S. (United States District Court for the Central District of California) and Japan (Civil Division of the Osaka District Court). Denso alleges that the Company has and is willfully infringing Denso’s U.S. patent (7,758,979) and Japan patent (JP5190841), each relating to piezoelectric thin film. Denso is seeking monetary damages, including enhanced damages, interest, fees and costs, and injunctive relief.
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
We may be subject to warranty claims, product recalls, and other liability claims.
Although we invest significant resources in the testing of our products, from time to time we become aware of alleged defects in our products after they have been shipped, and we may be required to incur additional development and remediation costs or cash payments to settle claims pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. Certain of our products, including “high reliability” solutions, may not be able to perform under stringent operating conditions. Examples of our “high reliability” solutions include products used in the aerospace, automotive, defense, and medical markets. The potential liabilities associated with these and similar provisions in certain of our customer contracts are in some cases capped at significant amounts, and in other cases are uncapped. In addition, because our customers typically integrate our products into other devices, and because we typically do not have a direct relationship with the end customers of our products, our products may be used in applications for which they were not necessarily designed or tested, and they may not perform as anticipated in such applications. Depending on the nature of any product defect claims, we may not be able to recoup our losses from our third-party suppliers. Investigating, analyzing, and/or remediating alleged product defects may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or third parties, including liability for costs associated with product recalls, indemnification claims, product redesigns, or obligations under customer contracts. If any of our products contain defects, or have reliability, quality, or compatibility problems, our reputation may be damaged, and we could be subject to liability claims, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our operating results. Furthermore, such losses would not be covered under our existing insurance programs. In addition, in the event we are unable to fulfill our contractual obligations, lawsuits may be threatened or filed against us by customers or other third parties. Furthermore, force majeure clauses in our contracts could limit our ability to pursue remedies for certain third-party disruptions and delays.
Risks Associated with Owning our Common Stock
Our stock price has been volatile and may fluctuate in the future.
The trading price of our common stock has fluctuated and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:
•uncertainty regarding the condition and prospects of domestic and foreign economies,
•our performance and prospects, and the performance and prospects of our major customers and competitors,
•the volatility of the financial markets,
•instability in global credit and financial markets,
•our revenue concentrations with relatively few customers, including the impact of the achievement or loss of design wins with such customers,
•our stock repurchase and dividend activities,
•the timing of our repayment of outstanding indebtedness,
•investor perception of us and the industry in which we operate,
•changes in the market valuations of other companies, including, but not limited to, those in our industry,
•changes in earnings estimates, price targets, or buy/sell recommendations by analysts,
•the depth and liquidity of the market for our common stock,
•the exclusion or removal of our stock from market indices, such as the S&P 500 Index,
•domestic and international political conditions,
•domestic and international tax, fiscal, and trade policy decisions,
•our ability to successfully identify, acquire, and integrate acquisition candidates, and
•the extent of the impact of global health events.
Public stock markets experience price and trading volume volatility. This volatility has affected, and could significantly and negatively affect in the future, the market prices of securities of many technology companies, particularly the market price of our common stock.
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
Future cash dividends and the amount and timing of our stock repurchases may be affected by, among other factors:
•our views on potential future capital requirements, including those related to research and development,
•our ability to generate sufficient earnings and cash flows,
•our use of cash to consummate various acquisition transactions,
•our repayment of principal and interest on our indebtedness,
•changes in federal and state income tax laws or corporate laws, and
•changes to our business model.

Our cash dividend payments and stock repurchases may change from time to time, and we cannot provide assurance that we will increase our cash dividend payment or declare cash dividends or make stock repurchases in any particular amounts or at all. Additionally, our ability to declare dividends or repurchase our stock is subject to certain restrictions set forth in the Merger Agreement. A reduction in our cash dividend payments or a reduction in the level of our stock repurchases could have a negative effect on our stock price.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy
We have developed and implemented processes for identifying, assessing, and managing cybersecurity risks as part of our overall enterprise risk management program. These processes are designed to protect our information technology and operational systems against cybersecurity threats. In connection with the operation of our program, we take into consideration guidance from various recognized cybersecurity industry frameworks and standards such as the National Institute of Standards and Technology Cybersecurity Framework (“NIST”) and the International Organization for Standardization (“ISO”) 27001 standards. We are certified and externally audited to ISO / IEC 27001:2022. We leverage a controls framework, based on these industry frameworks and standards, as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Information about cybersecurity risk is collected as part of our annual cybersecurity risk assessment and overall enterprise risk management program, including as part of the annual enterprise risk assessment survey conducted by our internal audit team, the results of which are summarized and provided to our Audit Committee.

We devote significant resources and efforts to protecting the security of our information technology and operational systems, including utilizing threat monitoring and commissioning assessments by third parties, taking guidance from ISO information security standards, and conducting proactive risk and compliance reviews against regulatory, industry, and evolving data privacy requirements. We provide ongoing cybersecurity training to our employees based on access to our network and roles, which includes annual training to non-factory employees on our acceptable use policy, our data protection methods, and social engineering tactics used by threat actors. We maintain a cross-functional cybersecurity incident management procedure with defined roles, responsibilities, and reporting protocols that is designed to timely respond to, investigate, mitigate, remediate, and if appropriate, disclose, a cybersecurity incident. Furthermore, we practice our response to potential cybersecurity incidents through tabletop exercises.

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

Cybersecurity Governance
Our Board of Directors (“Board”) is responsible for our risk oversight, with the Audit Committee specifically overseeing management’s cybersecurity risk management program. In this role, the Audit Committee receives quarterly updates from members of management, including the vice president, information technology and CIO, who oversees our information technology function (“CIO”) and another vice president who supports the CIO in implementing, monitoring and updating the cybersecurity risk management program, as well as addressing existing and emerging cybersecurity threats and managing cybersecurity incidents (“Head of Information Security”). The Board receives regular reports from the Audit Committee, as well as an annual cybersecurity report or materials from management, including the CIO, highlighting key activities of the Company’s cybersecurity team, including internal initiatives and updates and external engagements with third party cybersecurity firms, recent incidents throughout the industry and the emerging threat landscape.

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

ITEM 2. PROPERTIES.

We maintain our primary executive offices in Irvine, California. For information regarding property, plant, and equipment by geographic region for each of the last two fiscal years, see Note 14 to Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities:

Location	Owned/Leased	Square Footage	Primary Function
Singapore, Singapore	Leased	429,500	Filter manufacturing
Osaka, Japan	Owned (1)	383,600	Filter manufacturing
Mexicali, Mexico	Owned	380,000	Manufacturing and office space
Mexicali, Mexico	Leased	378,000	Manufacturing and office space
Irvine, California	Leased	218,000	Design center and office space
Woburn, Massachusetts	Owned	158,000	Manufacturing and office space
Newbury Park, California	Owned	111,600	Manufacturing and office space
Newbury Park, California	Leased	110,000	Design center
Austin, Texas	Leased	98,300	Design center and office space
(1) The Company owns the building and the land is leased for approximately 36 additional years expiring in 2061.

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

The number of stockholders of record of our common stock as of October 28, 2025 was 7,211. On October 28, 2025, the Company announced that the Board of Directors had declared a cash dividend of $0.71 per share of common stock, payable on December 9, 2025, to stockholders of record as of November 18, 2025. We pay, and intend to continue to pay, quarterly dividends subject to capital availability and periodic determinations made by our Board of Directors that cash dividends are in the best interests of our stockholders.

Future cash dividends may be affected by, among other items, our views on potential future capital requirements, including those relating to research and development, creation and expansion of investments and acquisitions, stock repurchase programs, debt issuances and repayments, changes in federal and state income tax law, and changes to our business model.

Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of common stock made during the three months ended October 3, 2025:

Period	Total Number of Shares Purchased		Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
06/28/25 - 07/25/25	284	(3)	$69.94	—	$1.2 billion
07/26/25 - 08/29/25	13,057	(3)	$73.00	—	$1.2 billion
08/30/25 - 10/03/25	83	(3)	$66.21	—	$1.2 billion
	13,424			—
(1) We announced on February 5, 2025 that our Board of Directors approved a stock repurchase program on February 4, 2025, which authorizes the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements, and expires on February 3, 2027.
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

Pending Combination With Qorvo
On October 27, 2025, we entered into the Merger Agreement with Qorvo, a provider of connectivity and power solutions, to combine Qorvo and Skyworks in a cash-and-stock transaction that values the combined company at approximately $22.0 billion as of the market close on October 27, 2025.

Under the terms of the Merger Agreement, at the effective time of the Mergers, each share of Qorvo common stock issued and outstanding immediately prior thereto (with certain exceptions set forth in the Merger Agreement) will be converted into the right to receive 0.960 (the “Exchange Ratio”) of a share of Skyworks common stock and $32.50 in cash, without interest, subject to applicable withholding taxes. The Exchange Ratio is expected to result in Qorvo equityholders and Skyworks equityholders owning approximately 37% and 63%, respectively, of the combined company on a pro forma basis following the closing. The Merger Agreement also provides for Skyworks’ assumption of certain Qorvo equity awards, subject to certain adjustments thereto in respect of, among other things, performance-based vesting conditions.

Pursuant to the Merger Agreement, immediately following the closing, the Board of Directors will be comprised of 11 directors, consisting of (i) the Chief Executive Officer of Skyworks, who will be the Chief Executive Officer of Skyworks following the closing, (ii) seven directors designated by Skyworks and (iii) three directors designated by Qorvo who are reasonably acceptable to Skyworks, each of whom will hold office until the next annual meeting of stockholders of Skyworks. Promptly following the closing, the Board of Directors will also designate a Chairman. Robert Bruggeworth, Qorvo’s current President, Chief Executive Officer and director, will be one of Qorvo’s designees upon the closing.

The Mergers, which are anticipated to close early in calendar year 2027, are subject to the satisfaction or waiver of customary closing conditions, including adoption of the Merger Agreement by Qorvo’s stockholders and the approval by Skyworks’ stockholders of the issuance of Skyworks common stock included in the consideration to be paid to Qorvo stockholders, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and other regulatory approvals under certain antitrust and foreign investment regimes, the absence of any order, injunction or law of such jurisdictions prohibiting the Mergers, and the effectiveness of a registration statement on Form S-4 to be filed by us.

We and Qorvo each have termination rights under the Merger Agreement. Under specified circumstances, including termination by a party to accept a superior proposal or termination by the other party upon a change in such party’s board of directors’ recommendation to its stockholders, each of Qorvo and us will be required to pay the other party a termination fee of $298.7 million, as more fully described in the Merger Agreement. Alternatively, under certain specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, or failure to receive certain required regulatory approvals of specified governmental authorities, we will be required to pay Qorvo a termination fee of $100.0 million, as more fully described in the Merger Agreement.

In connection with the execution of the Merger Agreement, we entered into a commitment letter (“Bridge Commitment Letter”) on October 27, 2025, with Goldman Sachs Bank USA, which committed to provide, subject to the satisfaction of customary closing conditions, up to $3,050.0 million of senior unsecured bridge term loans for the purpose of financing a portion of the cash portion of the consideration to be paid to Qorvo stockholders, paying related fees and expenses in connection with the Mergers and the other transactions contemplated by the Merger Agreement and, in certain circumstances, to refinance certain of Qorvo’s senior notes. The receipt of financing by us is not a condition to our obligation to consummate the Mergers.

Concurrently with the execution of the Merger Agreement, we and certain stockholders of Qorvo affiliated with Starboard Value (“SBV”), an affiliate of Peter Feld, a member of the board of directors of Qorvo so designated by SBV (each, a “SBV Stockholder”), entered into a Voting and Support Agreement (the “VSA”), pursuant to which each SBV Stockholder has agreed to vote its shares of Qorvo common stock in favor of the adoption of the Merger Agreement. As of October 24, 2025, the SBV Stockholders collectively held approximately 8% of Qorvo’s issued and outstanding shares. Each SBV Stockholder has also agreed, for a limited period of time not exceeding nine months from the date of the VSA, not to sell or transfer its shares of Qorvo common stock, subject to certain exceptions as specified in the VSA, and has agreed not to solicit any competing acquisition proposal. The VSA will terminate, as to each SBV Stockholder, upon the earliest to occur of (a) the closing, (b) the termination of the Merger Agreement, (c) the date of any Qorvo Triggering Event or Skyworks Triggering Event (each, as defined in the Merger Agreement) and (d) the written consent of Skyworks, Qorvo and the applicable SBV Stockholder.

For more on risks related to the Mergers, see Part I, Item 1A, Risk Factors, “Risks Associated with the Proposed Transaction with Qorvo” of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Fiscal Years Ended October 3, 2025, September 27, 2024, and September 29, 2023
The following table sets forth the results of our operations expressed as a percentage of net revenue. See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 27, 2024, filed with the SEC on November 15, 2024, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 24, 2025 (the “2024 10-K”), for Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended September 29, 2023.

	Fiscal Years Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	58.8	58.8	55.8
Gross profit	41.2	41.2	44.2
Operating expenses:
Research and development	19.2	15.1	12.7
Selling, general, and administrative	9.1	7.2	6.6
Amortization of intangibles	—	—	0.7
Restructuring, impairment, and other charges	0.6	3.6	0.6
Total operating expenses	28.9	25.9	20.6
Operating income	12.2	15.3	23.6
Interest expense	(0.7)	(0.7)	(1.3)
Other income, net	1.3	0.7	0.4
Income before income taxes	12.9	15.2	22.6
Provision for income taxes	1.2	1.0	2.0
Net income	11.7%	14.3%	20.6%

General
During the fiscal year ended October 3, 2025, the following key factors contributed to our overall results of operations, financial position, and cash flows:

•Net revenue decreased 2.2% to $4,086.9 million in fiscal 2025, as compared to $4,178.0 million in fiscal 2024, driven primarily by a decrease in market share at a significant customer, partially offset by an increase in demand for our mobile and Wi-Fi products.

•Our ending cash, cash equivalents, and marketable securities balance decreased 11.8% to $1,388.4 million in fiscal 2025, as compared to $1,574.1 million in fiscal 2024. The decrease in cash, cash equivalents, and marketable securities during fiscal 2025 was primarily due to share repurchases of $830.2 million, dividend payments of $432.6 million, and capital expenditures of $195.0 million, partially offset by cash generated from operations of $1,300.8 million.

•On February 4, 2025, the Board of Directors appointed Philip Brace as the President and Chief Executive Officer of the Company and as a director, effective February 17, 2025.

•On May 7, 2025, the Board of Directors appointed Todd Lepinski as Senior Vice President, Sales and Marketing, effective as of June 2, 2025.

•On August 23, 2025, the Board of Directors appointed Philip Carter as Senior Vice President and Chief Financial Officer of the Company, effective as of September 8, 2025.

Net Revenue

	Fiscal Years Ended
(dollars in millions)	October 3, 2025	Change	September 27, 2024	Change	September 29, 2023
Net revenue	$4,086.9	(2.2)%	$4,178.0	(12.5)%	$4,772.4

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

The decrease in net revenue in fiscal 2025, as compared to fiscal 2024, was driven primarily by a decrease in market share at a significant customer, partially offset by an increase in demand for our mobile and Wi-Fi products.

For information regarding net revenue by geographic region and customer concentration, see Note 14 to Item 8 of this Annual Report on Form 10-K.

Gross Profit

	Fiscal Years Ended
(dollars in millions)	October 3, 2025	Change	September 27, 2024	Change	September 29, 2023
Gross profit	$1,682.1	(2.2)%	$1,720.8	(18.3)%	$2,107.3
% of net revenue	41.2%		41.2%		44.2%

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

The decrease in gross profit in fiscal 2025, as compared to fiscal 2024, was primarily the result of unfavorable product mix, lower average selling prices, and an increase in costs associated with facility consolidation and closure, partially offset by higher unit volumes.

Research and Development

	Fiscal Years Ended
(dollars in millions)	October 3, 2025	Change	September 27, 2024	Change	September 29, 2023
Research and development	$785.5	24.3%	$631.7	4.1%	$606.8
% of net revenue	19.2%		15.1%		12.7%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation units and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The increase in research and development expenses in fiscal 2025, as compared to fiscal 2024, was primarily related to increases in headcount-related expenses, including share-based compensation and costs for engineering prototypes as a result of our increased investment in developing new technologies and products.

Selling, General, and Administrative

	Fiscal Years Ended
(dollars in millions)	October 3, 2025	Change	September 27, 2024	Change	September 29, 2023
Selling, general, and administrative	$371.5	23.5%	$300.8	(4.2)%	$314.0
% of net revenue	9.1%		7.2%		6.6%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses in fiscal 2025, as compared to fiscal 2024, was primarily related to increases in headcount-related expenses, including share-based compensation and increases in professional services costs.

Amortization of Intangibles

	Fiscal Years Ended
(dollars in millions)	October 3, 2025	Change	September 27, 2024	Change	September 29, 2023
Amortization of intangibles	$0.9	—%	$0.9	(97.3)%	$33.2
% of net revenue	—%		—%		0.7%

Amortization of intangible assets was consistent in fiscal 2025, as compared to fiscal 2024.

Restructuring, Impairment, and Other Charges

	Fiscal Years Ended
(dollars in millions)	October 3, 2025	Change	September 27, 2024	Change	September 29, 2023
Restructuring, impairment, and other charges	$24.2	(83.9)%	$150.0	430.0%	$28.3
% of net revenue	0.6%		3.6%		0.6%

Restructuring, impairment, and other charges in fiscal 2025 was primarily due to certain management severance costs incurred in connection with Chief Executive Officer transition.

Restructuring, impairment, and other charges in fiscal 2024 was primarily due to the abandonment or delay of previously capitalized in-process research and development (“IPR&D”) projects of $147.9 million and employee severance costs.

Interest Expense

	Fiscal Years Ended
(dollars in millions)	October 3, 2025	Change	September 27, 2024	Change	September 29, 2023
Interest expense	$27.1	(11.7)%	$30.7	(52.3)%	$64.4
% of net revenue	0.7%		0.7%		1.3%

The decrease in interest expense in fiscal 2025, as compared to fiscal 2024, was due to certain debt repayments in prior periods that reduced the amount of outstanding indebtedness.

Other Income, Net

	Fiscal Years Ended
(dollars in millions)	October 3, 2025	Change	September 27, 2024	Change	September 29, 2023
Other income, net	$53.8	81.1%	$29.7	63.2%	$18.2
% of net revenue	1.3%		0.7%		0.4%

The increase in other income, net in fiscal 2025, as compared to fiscal 2024, was primarily due to an increase in interest income generated from cash, cash equivalents, and marketable securities.

Provision for Income Taxes

	Fiscal Years Ended
(dollars in millions)	October 3, 2025	Change	September 27, 2024	Change	September 29, 2023
Provision for income taxes	$49.6	22.8%	$40.4	(57.9)%	$96.0
% of net revenue	1.2%		1.0%		2.0%

We recorded a provision for income taxes of $49.6 million (which consisted of a benefit of $35.5 million and a provision of $0.1 million related to United States federal and state income taxes, respectively, and a provision of $85.0 million related to foreign income taxes) and $40.4 million (which consisted of benefits of $41.5 million and $0.3 million related to United States federal and state income taxes, respectively, and a provision of $82.2 million related to foreign income taxes) in fiscal 2025 and fiscal 2024, respectively.

The increase in income tax expense in fiscal 2025, as compared to fiscal 2024, was primarily due to higher foreign taxes including the tax impact of remeasuring existing net deferred tax liabilities in Singapore and a lower Foreign-Derived Intangible Income (“FDII”) benefit, partially offset by a decrease in Global Intangible Low-Taxed Income (“GILTI”), net of foreign tax credits and an increase in research and development credits.

In December 2021, the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) released Global Anti-Base Erosion (“GloBE”) rules under Pillar Two. Many countries have implemented laws based on Pillar Two, which became effective for us beginning in fiscal 2025. The tax impact associated with Pillar Two was immaterial to the financial statements for fiscal 2025. We continue to evaluate the impact of proposed and enacted legislative changes as new guidance becomes available.

In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA did not have a material impact to the financials for fiscal 2025. We continue to evaluate the impact of the OBBBA on our business for future periods.

See Note 8 to Item 8 of this Annual Report on Form 10-K for additional information regarding income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
(in millions)	October 3, 2025	September 27, 2024	September 29, 2023
Cash and cash equivalents at beginning of period	$1,368.6	$718.8	$566.0
Net cash provided by operating activities	1,300.8	1,824.7	1,856.4
Net cash used in investing activities	(234.0)	(355.9)	(224.4)
Net cash used in financing activities	(1,274.1)	(819.0)	(1,479.2)
Cash and cash equivalents at end of period	$1,161.3	$1,368.6	$718.8

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $523.9 million decrease in cash provided by operating activities for fiscal 2025, as compared to fiscal 2024, was primarily related to a decrease in working capital of $370.7 million, due primarily to inventory and accounts receivable, and lower net income.

Cash used in investing activities:
Cash used in investing activities consists primarily of cash paid to purchase marketable securities, capital expenditures, and cash paid to acquire intangible assets, partially offset by cash received related to the sale or maturity of marketable securities. The $121.9 million decrease in cash used in investing activities for fiscal 2025, as compared to fiscal 2024, was primarily related to an increase of $531.8 million in the sale or maturity of marketable securities, partially offset by an increase of $362.6 million in purchases of marketable securities and an increase of $38.0 million in capital expenditures.

Cash used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity and proceeds and payments related to our long-term borrowings. The $455.1 million increase in cash used in financing activities for fiscal 2025, as compared to fiscal 2024, was primarily related to an increase of $752.9 million in share repurchases, partially offset by a decrease of $300.0 million for the repayment of debt.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $1,388.4 million as of October 3, 2025, representing a decrease of $185.7 million from September 27, 2024.

We have outstanding $500.0 million of Notes Due 2026 and $500.0 million of Notes Due 2031 (the “Notes”). During fiscal 2024 and 2023, we repaid $300.0 million and $900.0 million of outstanding borrowings, respectively. We have a Revolving Credit Agreement (the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of October 3, 2025, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires July 26, 2026.

In connection with the execution of the Merger Agreement, we entered into a commitment letter on October 27, 2025, with Goldman Sachs Bank USA, which committed to provide, subject to the satisfaction of customary closing conditions, up to $3,050.0 million of senior unsecured bridge term loans for the purpose of financing a portion of the cash portion of the consideration to be paid to Qorvo stockholders, paying related fees and expenses in connection with the Mergers and the other transactions contemplated by the Merger Agreement and, in certain circumstances, to refinance certain of Qorvo’s senior notes.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our investment portfolio. Our investment portfolio consists of cash and cash equivalents (money market funds, municipal bonds, corporate bonds and notes, and U.S. Treasury and government securities purchased with less than ninety days until maturity) that total approximately $1,161.3 million, and marketable securities (U.S. Treasury and government securities and corporate bonds and notes) of approximately $212.9 million and $14.2 million within short-term and long-term marketable securities, respectively, as of October 3, 2025.

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

Based on our results of operations for the fiscal year ended October 3, 2025, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments of 100 basis points would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

We do not believe that investment or interest rate risks currently pose material exposures to our business or results of operations.

Foreign Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A percentage of our international operational expenses are denominated in foreign currencies, and exchange rate volatility could positively or negatively impact those operating costs. For the fiscal years ended October 3, 2025, September 27, 2024, and September 29,

2023, we had foreign exchange losses of $1.0 million and $5.2 million, and foreign exchange gains of $1.7 million, respectively. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufacturers denominated in foreign currencies, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the fiscal years ended October 3, 2025, September 27, 2024, and September 29, 2023, we had not entered into any outstanding foreign currency forward or options contracts with financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 45

(2)	Consolidated Statements of Operations for the three years ended October 3, 2025	Page 47

(3)	Consolidated Statements of Comprehensive Income for the three years ended October 3, 2025	Page 48

(4)	Consolidated Balance Sheets at October 3, 2025, and September 27, 2024	Page 49

(5)	Consolidated Statements of Cash Flows for the three years ended October 3, 2025	Page 50

(6)	Consolidated Statements of Stockholders’ Equity for the three years ended October 3, 2025	Page 51

(7)	Notes to Consolidated Financial Statements	Page 52 through 72

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Skyworks Solutions, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries (the Company) as of October 3, 2025 and September 27, 2024, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the fiscal years in the three-year period ended October 3, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 3, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 3, 2025 and September 27, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended October 3, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Application of tax laws and regulations
As discussed in Note 2 and Note 8 to the consolidated financial statements, the Company recorded an income tax provision of $49.6 million for the fiscal year ended October 3, 2025, which is comprised of current and deferred taxes on domestic and foreign income. The application of tax laws and regulations to calculate tax liabilities is subject to legal and factual interpretation, judgment, and uncertainty in a multitude of jurisdictions. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings.
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
Irvine, California
November 7, 2025

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Fiscal Years Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Net revenue	$4,086.9	$4,178.0	$4,772.4
Cost of goods sold	2,404.8	2,457.2	2,665.1
Gross profit	1,682.1	1,720.8	2,107.3
Operating expenses:
Research and development	785.5	631.7	606.8
Selling, general, and administrative	371.5	300.8	314.0
Amortization of intangibles	0.9	0.9	33.2
Restructuring, impairment, and other charges	24.2	150.0	28.3
Total operating expenses	1,182.1	1,083.4	982.3
Operating income	500.0	637.4	1,125.0
Interest expense	(27.1)	(30.7)	(64.4)
Other income, net	53.8	29.7	18.2
Income before income taxes	526.7	636.4	1,078.8
Provision for income taxes	49.6	40.4	96.0
Net income	$477.1	$596.0	$982.8
Earnings per share:
Basic	$3.09	$3.72	$6.17
Diluted	$3.08	$3.69	$6.13
Weighted average shares:
Basic	154.4	160.1	159.4
Diluted	155.1	161.5	160.3

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Net income	$477.1	$596.0	$982.8
Other comprehensive income (loss), net of tax:
Fair value of investments	(0.1)	0.2	—
Pension adjustments	0.6	(0.2)	(0.8)
Comprehensive income	$477.6	$596.0	$982.0

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	October 3, 2025	September 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,161.3	$1,368.6
Marketable securities	212.9	194.1
Receivables, net of allowances of $0.9 and $0.9, respectively	598.1	508.8
Inventory	754.7	784.8
Other current assets	350.0	484.7
Total current assets	3,077.0	3,341.0
Property, plant, and equipment, net	1,194.6	1,280.3
Operating lease right-of-use assets	192.4	191.6
Goodwill	2,176.7	2,176.7
Intangible assets, net	809.0	900.5
Deferred tax assets, net	375.6	303.5
Marketable securities	14.2	11.4
Other long-term assets	77.5	78.3
Total assets	$7,917.0	$8,283.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236.0	$171.8
Accrued compensation and benefits	180.7	127.9
Current portion of long-term debt	499.4	—
Other current liabilities	407.1	303.0
Total current liabilities	1,323.2	602.7
Long-term debt	496.4	994.3
Long-term tax liabilities	85.7	127.9
Long-term operating lease liabilities	170.5	185.9
Other long-term liabilities	84.1	35.8
Total liabilities	2,159.9	1,946.6
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 148.7 shares issued and outstanding at October 3, 2025, and 159.9 shares issued and outstanding at September 27, 2024	37.2	40.0
Additional paid-in capital	68.1	269.4
Retained earnings	5,656.9	6,032.9
Accumulated other comprehensive loss	(5.1)	(5.6)
Total stockholders’ equity	5,757.1	6,336.7
Total liabilities and stockholders’ equity	$7,917.0	$8,283.3

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Cash flows from operating activities:
Net income	$477.1	$596.0	$982.8
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	232.4	180.3	185.1
Depreciation	278.7	264.8	387.8
Amortization of intangible assets	184.3	186.5	225.9
Deferred income taxes	(55.8)	(108.4)	(151.2)
Asset impairment charges	—	147.9	64.5
Amortization of debt discount and issuance costs	1.9	2.5	4.0
Other, net	(11.0)	(8.8)	(3.5)
Changes in assets and liabilities:
Receivables, net	(89.3)	355.4	229.8
Inventory	41.8	330.4	90.8
Accounts payable	67.1	10.4	(87.1)
Other current and long-term assets and liabilities	173.6	(132.3)	(72.5)
Net cash provided by operating activities	1,300.8	1,824.7	1,856.4
Cash flows from investing activities:
Capital expenditures	(195.0)	(157.0)	(210.3)
Purchased intangibles	(29.9)	(26.1)	(25.8)
Purchases of marketable securities	(633.5)	(270.9)	(288.8)
Sales and maturities of marketable securities	618.3	86.5	294.0
Other	6.1	11.6	6.5
Net cash used in investing activities	(234.0)	(355.9)	(224.4)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(44.4)	(36.3)	(35.9)
Repurchase of common stock - stock repurchase program	(830.2)	(77.3)	(175.3)
Dividends paid	(432.6)	(439.1)	(405.2)
Net proceeds from exercise of stock options	—	1.1	5.1
Proceeds from employee stock purchase plan	33.1	32.6	32.1
Payments of debt	—	(300.0)	(900.0)
Net cash used in financing activities	(1,274.1)	(819.0)	(1,479.2)
Net increase (decrease) in cash and cash equivalents	(207.3)	649.8	152.8
Cash and cash equivalents at beginning of period	1,368.6	718.8	566.0
Cash and cash equivalents at end of period	$1,161.3	$1,368.6	$718.8
Supplemental cash flow disclosures:
Income taxes paid	$147.1	$181.2	$228.9
Interest paid	$25.4	$28.3	$62.3
Incentives paid in common stock	$—	$1.2	$19.2
Non-cash investing in purchased intangibles, accrued but not paid	$77.0	$5.0	$0.2
Non-cash investing in capital expenditures, accrued but not paid	$34.5	$34.7	$12.0

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at September 30, 2022	160.2	$40.0	$11.9	$5,421.9	$(4.8)	$5,469.0
Net income	—	—	—	982.8	—	982.8
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.2	0.3	20.4	—	—	20.7
Share-based compensation expense	—	—	191.5	—	—	191.5
Repurchase of common stock	(1.9)	(0.4)	(51.4)	(123.5)	—	(175.3)
Dividends declared	—	—	—	(405.2)	—	(405.2)
Other comprehensive loss	—	—	—	—	(0.8)	(0.8)
Balance at September 29, 2023	159.5	$39.9	$172.4	$5,876.0	$(5.6)	$6,082.7
Net income	—	$—	$—	$596.0	$—	$596.0
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.2	0.3	(1.6)	—	—	(1.3)
Share-based compensation expense	—	—	175.8	—	—	175.8
Repurchase of common stock	(0.8)	(0.2)	(77.2)	—	—	(77.4)
Dividends declared	—	—	—	(439.1)	—	(439.1)
Balance at September 27, 2024	159.9	$40.0	$269.4	$6,032.9	$(5.6)	$6,336.7
Net income	—	$—	$—	$477.1	$—	$477.1
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.5	0.4	(11.7)	—	—	(11.3)
Share-based compensation expense	—	—	224.3	—	—	224.3
Repurchase of common stock	(12.7)	(3.2)	(413.9)	(420.5)	—	(837.6)
Dividends declared	—	—	—	(432.6)	—	(432.6)
Other comprehensive income	—	—	—	—	0.5	0.5
Balance at October 3, 2025	148.7	$37.2	$68.1	$5,656.9	$(5.1)	$5,757.1

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

Fiscal Year
The Company’s fiscal year ends on the Friday closest to September 30. The fiscal year ended on October 3, 2025 (“fiscal 2025”) consisted of 53 weeks. The fiscal year ended on September 27, 2024 (“fiscal 2024”) and the fiscal year ended on September 29, 2023 (“fiscal 2023”) each consisted of 52 weeks.

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

Cash and Cash Equivalents
The Company invests excess cash in money market funds, municipal bonds, U.S. Treasury and government securities, and corporate bonds and notes. The Company considers highly liquid investments as cash equivalents including money market funds and investments with maturities of 90 days or less when purchased.

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

The carrying value of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities approximates fair value due to the short-term nature of these assets and liabilities.

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

Restructuring
A liability for post-employment benefits is recorded when payment is probable and the amount is reasonably estimable. Contract exit costs include contract termination fees and are recognized in the period in which the Company terminates the contract. Costs associated with facility consolidation and closure is recorded to cost of goods sold at the estimated cost of settlement when the liability has been incurred.

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

In August 2022, the U.S. government enacted the CHIPS and Science Act, which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing that are placed in service after December 31, 2022. The impact to the Company’s consolidated financial statements related to the CHIPS and Science Act was not material during fiscal 2025, fiscal 2024, or fiscal 2023.

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure” (“ASU 2023-07”). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The Company adopted ASU 2023-07 during the fourth quarter of fiscal 2025. Refer to Note 14 for additional information. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements
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

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 makes targeted improvements that clarify and modernize the accounting for costs related to internal-use software. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, on either a prospective, retrospective, or modified basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.

3.     MARKETABLE SECURITIES

The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
U.S. Treasury and government securities	$112.4	$39.0	$14.2	$11.1
Corporate bonds and notes	100.5	155.0	—	0.3
Municipal bonds	—	0.1	—	—
Total marketable securities	$212.9	$194.1	$14.2	$11.4

The contractual maturities of noncurrent available-for-sale marketable securities were within two years or less of issuance of the applicable securities. Neither gross unrealized gains and losses nor realized gains and losses were material as of October 3, 2025, or September 27, 2024.

4.    FAIR VALUE

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2, or 3 assets or liabilities during fiscal 2025.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of
	October 3, 2025				September 27, 2024
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$1,161.3	$1,120.3	$41.0	$—	$1,368.6	$1,199.1	$169.5	$—
U.S. Treasury and government securities	126.6	109.1	17.5	—	50.1	36.5	13.6	—
Corporate bonds and notes	100.5	—	100.5	—	155.3	—	155.3	—
Municipal bonds	—	—	—	—	0.1	—	0.1	—
Total assets at fair value	$1,388.4	$1,229.4	$159.0	$—	$1,574.1	$1,235.6	$338.5	$—
(1) Cash equivalents included in Levels 1 and 2 consist of money market funds, municipal bonds, corporate bonds and notes, and U.S. Treasury and government securities purchased with less than ninety days until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during fiscal 2025. During fiscal 2024, the Company recorded impairment charges of $147.9 million primarily related to the abandonment or delay of previously capitalized in-process research and development (“IPR&D”) projects recorded within restructuring, impairment, and other charges. During fiscal 2023, the Company recorded impairment charges of $64.5 million primarily due to reduced overall market demand related to long-term supply capacity deposits of $47.5 million recorded within cost of goods sold and a loss on divested assets of $12.3 million recorded within restructuring, impairment, and other charges.

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets.

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	October 3, 2025		September 27, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.80% Senior Notes due 2026	$499.4	$491.1	$498.5	$478.4
3.00% Senior Notes due 2031	496.4	453.4	495.8	441.2
Total debt under Senior Notes	$995.8	$944.5	$994.3	$919.6

5.     INVENTORY

Inventory consists of the following (in millions):

	As of
	October 3, 2025	September 27, 2024
Raw materials	$44.8	$30.3
Work-in-process	540.6	520.5
Finished goods	169.3	234.0
Total inventory	$754.7	$784.8

6.     PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	October 3, 2025	September 27, 2024
Land and improvements	$11.9	$11.9
Buildings and improvements	649.0	610.2
Furniture and fixtures	95.6	81.3
Machinery and equipment	3,463.4	3,418.0
Construction in progress	86.7	88.7
Total property, plant, and equipment, gross	4,306.6	4,210.1
Accumulated depreciation	(3,112.0)	(2,929.8)
Total property, plant, and equipment, net	$1,194.6	$1,280.3

7.     GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance was $2,176.7 million as of each of October 3, 2025, and September 27, 2024. In fiscal 2025, the Company performed an impairment test of its goodwill and its indefinite-lived intangible assets as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of these tests indicated that the Company’s goodwill was not impaired. There were no indicators of IPR&D impairment noted in fiscal 2025 and fiscal 2023. Refer to Note 4 for a discussion of IPR&D impairments of $146.7 million in fiscal 2024.

Intangible assets consist of the following (in millions):

		As of
	Weighted Average Amortization Period (Years)	October 3, 2025			September 27, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and other	6.4	$1,396.5	$(678.5)	$718.0	$1,379.6	$(540.7)	$838.9
Technology licenses	3.1	167.0	(78.8)	88.2	75.0	(48.8)	26.2
In-process research and development		2.8	—	2.8	35.4	—	35.4
Total intangible assets		$1,566.3	$(757.3)	$809.0	$1,490.0	$(589.5)	$900.5

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. During fiscal 2025, $32.6 million of IPR&D assets were transferred to definite-lived intangible assets and are being amortized over their useful lives of 8 years. During fiscal 2024, $89.1 million of IPR&D assets were transferred to definite-lived intangible assets, of which $33.4 million is being amortized over their useful lives of 12 years and $55.7 million is being amortized over their useful lives of 8 years. Amortization expense related to definite-lived intangible assets was

$184.3 million, $186.5 million, and $225.9 million during fiscal 2025, fiscal 2024, and fiscal 2023, respectively, primarily recorded within cost of goods sold.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	2026	2027	2028	2029	2030	Thereafter
Amortization expense	$173.1	$159.2	$124.6	$91.0	$83.2	$175.1

8.    INCOME TAXES

Income before income taxes consists of the following components (in millions):

	Fiscal Years Ended
	October 3, 2025	September 27, 2024	September 29, 2023
United States	$133.5	$1.9	$484.9
Foreign	393.2	634.5	593.9
Income before income taxes	$526.7	$636.4	$1,078.8

The provision for income taxes consists of the following components (in millions):

	Fiscal Years Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Current tax expense:
Federal	$45.3	$79.0	$164.4
State	0.1	0.2	0.1
Foreign	59.5	60.8	74.4
	104.9	140.0	238.9
Deferred tax expense (benefit):
Federal	(80.8)	(120.5)	(102.4)
State	—	(0.5)	(0.1)
Foreign	25.5	21.4	(40.4)
	(55.3)	(99.6)	(142.9)

Provision for income taxes	$49.6	$40.4	$96.0

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States federal statutory income tax rate to the provision for income tax expense is as follows (in millions):

	Fiscal Years Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Tax expense at United States statutory rate	$110.6	$133.6	$226.5
Foreign tax rate difference	(22.0)	(84.7)	(90.7)
Effect of stock compensation	10.2	11.3	16.0
Research and development credits	(44.5)	(28.7)	(29.7)
Change in tax reserve	(1.4)	11.1	8.1
Global Intangible Low-Taxed Income	4.0	18.1	16.3
Foreign Derived Intangible Income	(44.7)	(49.3)	(65.9)
Section 162(m) limitation	15.8	10.6	10.9
Remeasurement of concessionary tax rate	19.0	—	—
Other, net	2.6	18.4	4.5
Provision for income taxes	$49.6	$40.4	$96.0

The Company operated in foreign jurisdictions with income tax rates lower than the United States tax rate of 21.0% for fiscal 2025, fiscal 2024, and fiscal 2023.

The Company had accrued $56.3 million of the deemed repatriation tax in short-term liabilities within the Consolidated Balance Sheets as of October 3, 2025. The Company had accrued $46.1 million and $57.0 million of the deemed repatriation tax in short-term and long-term liabilities within the Consolidated Balance Sheets, respectively, as of September 27, 2024.

The Company operates under a tax holiday in Singapore, which is effective through September 30, 2030. The current tax holiday is conditioned upon the Company’s compliance with certain conditions, including employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore taxes owed by $6.6 million, $67.7 million, and $66.0 million during fiscal 2025, fiscal 2024, and fiscal 2023, respectively, which resulted in tax benefits of $0.04, $0.42, and $0.41 of diluted earnings per share, respectively. The decrease in tax benefits during fiscal 2025 was due to an increase in the concessionary tax rate.

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in millions):

	As of
	October 3, 2025	September 27, 2024
Deferred tax assets:
Inventory	$24.4	$44.5
Accrued compensation and benefits	18.6	16.5
Product returns, allowances, and warranty	5.1	5.5
Share-based and other deferred compensation	32.4	25.3
Net operating loss carry forwards	6.4	6.4
Tax credits	179.6	165.7
Lease liabilities	48.9	46.1
R&D capitalization	257.6	170.4
Intangible assets	43.6	50.0
Other, net	15.8	4.8
Deferred tax assets	632.4	535.2
Less valuation allowance	(186.8)	(174.1)
Net deferred tax assets	445.6	361.1
Deferred tax liabilities:
Property, plant, and equipment	(48.0)	(22.5)
Right of use assets	(50.1)	(47.0)
Net deferred tax liabilities	(98.1)	(69.5)
Total net deferred tax assets	$347.5	$291.6

The deferred tax assets and liabilities based on tax jurisdictions are presented on our Consolidated Balance Sheets as follows (in millions):

	As of
	October 3, 2025	September 27, 2024
Deferred tax assets	$375.6	$303.5
Deferred tax liabilities	(28.1)	(11.9)
Net deferred tax assets	$347.5	$291.6

In accordance with GAAP, management has determined that it is more likely than not that a portion of the Company’s historic and current year income tax benefits will not be realized. As of October 3, 2025, the Company has a valuation allowance of $186.8 million. This valuation allowance is comprised of $170.2 million related to United States federal and state tax attributes and $16.6 million related to foreign deferred tax assets. The United States tax credits relate primarily to California research tax credits that can be carried forward indefinitely, for which the Company has provided a full valuation allowance. The Company does not anticipate sufficient taxable income or tax liability to utilize the United States and foreign credits. If these benefits are recognized in a future period, the valuation allowance on deferred tax assets will be reversed and up to a $186.8 million income tax benefit may be recognized. The Company will need to generate $1.6 billion of future United States federal taxable income to utilize its United States deferred tax assets, net of deferred tax liabilities and excluding state deferred tax assets with a full valuation allowance, as of October 3, 2025. The Company believes that future reversals of taxable temporary differences, and its forecast of continued earnings in its domestic and foreign jurisdictions, support its decision to not record a valuation allowance on other deferred tax assets. The Company will continue to assess its valuation allowance in future periods. The net valuation allowance increased by $12.7 million in fiscal 2025 primarily related to increases in state tax credit carryforwards and foreign tax attributes.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized Tax Benefits
Balance at September 27, 2024	$62.3
Increases based on positions related to prior years	1.3
Decreases based on positions related to prior years	(0.2)
Increases based on positions related to current year	8.7
Decreases based on positions related to current year	(0.3)
Decreases based on expirations of statute of limitations	(5.7)
Decreases based on settlements with taxing authorities	(1.9)
Balance at October 3, 2025	$64.2

Of the total unrecognized tax benefits at October 3, 2025, $47.7 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance on certain tax attributes.

The Company anticipates reversals within the next 12 months related to items such as the lapse of the statute of limitations, audit closures, and other items that occur in the normal course of business. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that its unrecognized tax benefits will be reduced by $5.5 million in the next 12 months due to expiration of the applicable statute of limitations. During fiscal 2025, fiscal 2024, and fiscal 2023, the Company recognized $2.5 million, $5.5 million, and $2.9 million, respectively, of interest or penalties related to unrecognized tax benefits. Accrued interest and penalties of $9.9 million and $11.7 million related to uncertain tax positions have been included in long-term tax liabilities within the Consolidated Balance Sheets as of October 3, 2025, and September 27, 2024, respectively.

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

The Company’s major tax jurisdictions as of October 3, 2025 are the United States, California, Canada, Mexico, Japan, and Singapore. For the United States, the Company has open tax years dating back to fiscal 2022. For California, the Company has open tax years dating back to fiscal 2008. For Canada, the Company has open tax years dating back to fiscal 2018. For Mexico, the Company has open tax years dating back to fiscal 2019. For Japan, the Company has open tax years dating back to fiscal 2018. For Singapore, the Company has open tax years dating back to fiscal 2020. The Company is subject to audit examinations by the respective taxing authorities on a periodic basis, of which the results could impact its financial position, results of operations, or cash flows.

In August 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion. The Company was subject to the provisions of CAMT beginning in fiscal 2024. CAMT had zero impact to the Company’s consolidated financial statements during fiscal 2025 and fiscal 2024.

In December 2021, the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) released Global Anti-Base Erosion (“GloBE”) rules under Pillar Two. Many countries have implemented laws based on Pillar Two, which was effective for the Company beginning in fiscal 2025. Pillar Two did not have a material impact on the Company's consolidated financial statements during fiscal 2025.

In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains numerous provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international tax framework. The OBBBA did not have a material impact on the Company's consolidated financial statements during fiscal 2025.

9.     STOCKHOLDERS’ EQUITY

Common Stock
At October 3, 2025, the Company is authorized to issue 525.0 million shares of common stock, par value $0.25 per share, of which 148.7 million shares are issued and outstanding.

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

Preferred Stock
The Company’s Certificate of Incorporation has authorized and permits the Company to issue up to 25.0 million shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations, and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. At October 3, 2025, the Company had no shares of preferred stock issued or outstanding.

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

During fiscal 2025, the Company repurchased 12.7 million shares of its common stock for $837.6 million (including commissions and excise tax, as applicable), all of which shares were repurchased pursuant to the February 4, 2025 stock repurchase program. As of October 3, 2025, approximately $1.2 billion remained available under the February 4, 2025 stock repurchase program.

During fiscal 2024, the Company repurchased 0.8 million shares of its common stock for $77.4 million (including commissions and excise tax, as applicable), all of which shares were repurchased pursuant to the January 31, 2023 stock repurchase program. During fiscal 2023, the Company repurchased 1.9 million shares of its common stock for $175.3 million (including commissions), all of which shares were repurchased pursuant to the January 26, 2021 stock repurchase program.

Dividends
On October 28, 2025, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.71 per share. This dividend is payable on December 9, 2025, to the Company’s stockholders of record as of the close of business on November 18, 2025. Future dividends are subject to declaration by the Board of Directors.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	Fiscal Years Ended
	October 3, 2025		September 27, 2024
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.70	$112.5	$0.68	$108.9
Second quarter	0.70	110.6	0.68	109.1
Third quarter	0.70	103.9	0.68	109.1
Fourth quarter	0.71	105.6	0.70	112.0
Total dividends	$2.81	$432.6	$2.74	$439.1

Employee Stock Benefit Plans
As of October 3, 2025, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

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

As of October 3, 2025, a total of 45.4 million shares are authorized for grant under the Company’s share-based compensation plans. The number of common shares reserved for future awards to employees and directors under these plans was 11.1 million at October 3, 2025. The Company currently grants new equity awards to employees under the Second Amended and Restated 2015 Long-Term Incentive Plan and to non-employee directors under the Amended and Restarted 2008 Director Long-Term Incentive Plan, as Amended.

Second Amended and Restated 2015 Long-Term Incentive Plan. Under this plan, officers, employees, and certain consultants may be granted stock options, restricted stock units, performance stock units, and other share-based awards. The plan has been approved by the stockholders. Under the plan, up to 30.5 million shares have been authorized for grant. A total of 8.5 million shares were available for new grants as of October 3, 2025. The maximum contractual term of options under the plan is seven years from the date of grant. Options granted under the plan at the determination of the compensation committee generally vest ratably over four years. Restricted stock units granted under the plan at the determination of the compensation committee generally vest over three or more years. No dividends or dividend equivalents are accumulated or paid with respect to restricted stock unit awards or other awards until the shares underlying such awards vest and are issued to the award holder. Performance stock units are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over one or more years.

Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended. Under this plan, non-employee directors may be granted stock options, restricted stock units, and other share-based awards. The plan has been approved by the stockholders. Under the plan a total of 1.5 million shares have been authorized for grant. A total of 0.5 million shares were available for new grants as of October 3, 2025. The maximum contractual term of options granted under the plan is ten years from the date of grant. Options granted under the plan generally vest ratably over four years. Restricted stock units granted under the plan generally vest over one or more years.

Employee Stock Purchase Plans. The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 15% of their compensation. The price per share is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period (six months). The plans provide for purchases by employees of up to an aggregate of 13.5 million shares. Shares of common stock purchased under these plans during fiscal 2025, fiscal 2024, and fiscal 2023, were 0.5 million, 0.4 million, and 0.3 million, respectively. At October 3, 2025, there were 2.1 million shares available for purchase. The Company recognized compensation expense of $11.6 million, $10.1 million, and $10.9 million during fiscal 2025, fiscal 2024, and fiscal 2023, respectively, related to the employee stock purchase plan. The unrecognized compensation expense on the employee stock purchase plan at October 3, 2025, was $5.2 million. The weighted average period over which the cost is expected to be recognized is approximately four months.

Restricted and Performance Awards and Units
The following table represents a summary of the Company’s restricted and performance awards and units:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested awards outstanding at September 27, 2024	4.3	$98.51
Granted (1)	3.5	$82.23
Vested	(1.5)	$100.43
Canceled/forfeited	(0.8)	$106.38
Non-vested awards outstanding at October 3, 2025	5.5	$86.36
(1) Includes performance stock awards granted and earned assuming target performance under the underlying performance metrics.

The weighted-average grant date fair value per share for awards granted during fiscal 2025, fiscal 2024, and fiscal 2023, was $82.23, $92.24, and $92.86, respectively.

The following table summarizes the total intrinsic value for awards vested (in millions):

	Fiscal Years Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Awards	$128.1	$111.8	$111.9

Valuation and Expense Information
The following table summarizes pre-tax share-based compensation expense by financial statement line item and related tax expense (in millions):

	Fiscal Years Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Cost of goods sold	$29.5	$32.0	$20.7
Research and development	126.9	85.5	94.8
Selling, general, and administrative	63.5	62.8	69.6
Restructuring, impairment, and other charges	12.5	—	—
Total share-based compensation	$232.4	$180.3	$185.1

Share-based compensation tax expense	$5.6	$18.9	$9.1
Capitalized share-based compensation expense at period end	$21.7	$10.1	$14.5

The following table summarizes total compensation costs related to unvested share-based awards not yet recognized and the weighted-average period over which it is expected to be recognized as of October 3, 2025:

	Unrecognized Compensation Cost for Unvested Awards (in millions)	Weighted Average Remaining Recognition Period (in years)
Awards	$279.6	3.4

The fair value of the restricted stock units is equal to the closing market price of the Company’s common stock on the date of grant.

The Company issued performance stock unit awards during fiscal 2025, fiscal 2024, and fiscal 2023 that contained market-based conditions. The fair value of these performance stock unit awards was estimated on the date of the grant using a Monte Carlo simulation with the following weighted-average assumptions:

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Volatility of common stock	38.76%	37.36%	45.71%
Average volatility of peer companies	30.70%	30.95%	40.74%
Average correlation coefficient of peer companies	0.52	0.54	0.65
Risk-free interest rate	4.14%	4.61%	4.51%
Dividend yield	3.51%	3.04%	2.80%

10.     LEASES

The Company’s lease arrangements consist primarily of corporate, manufacturing, design, and other facility agreements as well as various machinery and office equipment agreements. The leases expire at various dates through 2061, some of which include options to extend the lease term. The longest potential remaining lease term consists of a 36 year land lease in Osaka, Japan.

During fiscal 2025, fiscal 2024, and fiscal 2023, the Company recorded $39.5 million, $35.5 million, and $39.8 million of operating lease expense, and $15.2 million, $20.6 million, and $19.2 million of variable lease expense, respectively.

Supplemental cash information and non-cash activities related to operating leases are as follows (in millions):

	Fiscal Year Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Operating cash outflows from operating leases	$38.3	$35.4	$34.0
Operating lease assets obtained in exchange for new lease liabilities	$31.3	$16.2	$11.1

Operating leases are classified as follows (in millions):

	As of
	October 3, 2025	September 27, 2024
Other current liabilities	$36.8	$20.2
Long-term operating lease liabilities	170.5	185.9
Total lease liabilities	$207.3	$206.1

Maturities of lease liabilities under operating leases by fiscal year are as follows (in millions):

As of
October 3, 2025
2026	$37.1
2027	38.7
2028	34.5
2029	31.5
2030	20.5
Thereafter	89.8
Total lease payments	252.1
Less: imputed interest	(44.8)
Present value of lease liabilities	207.3
Less: current portion (included in other current liabilities)	(36.8)
Long-term operating lease liabilities	$170.5

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

	As of
	October 3, 2025	September 27, 2024
Weighted-average remaining lease term (in years)	10.6	11.9
Weighted-average discount rate	4.0%	3.7%

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

The Company monitors the status of legal proceedings and other contingencies on an ongoing basis to assess whether loss contingencies should be recognized and disclosed in its financial statements and footnotes. Other than as described below, the Company does not believe there are any pending legal proceedings that are at least reasonably possible to result in a material loss. On June 20, 2025, Denso Corporation filed patent infringement litigation against the Company in the U.S. (United States District Court for the Central District of California) and Japan (Civil Division of the Osaka District Court). Denso alleges that the Company has and is willfully infringing Denso’s U.S. patent (7,758,979) and Japan patent (JP5190841), each relating to piezoelectric thin film. Denso is seeking monetary damages, including enhanced damages, interest, fees and costs, and injunctive relief. While the Company is unable to determine the ultimate outcome of these suits, the Company believes it has substantial defenses and intends to vigorously oppose the suits.

In addition to the above matter, the Company is engaged in various legal actions in the normal course of business and, while there can be no assurances, the Company believes the outcome of such pending legal actions will not have, individually or in the aggregate, a material adverse effect on its business or financial statements. The Company’s aggregate accrual for legal contingencies was not material as of October 3, 2025 and September 27, 2024, respectively.

Purchase Commitments
The Company purchases materials primarily pursuant to individual purchase orders, some of which have underlying master purchase agreements. Some of these purchase commitments are cancelable, and some are non-cancelable, depending on the terms with each individual supplier. In the event of cancellation, the Company may be required to pay costs incurred through the date of cancellation or other fees. When cancellation would result in incurring costs or other fees, the Company has historically sought to negotiate amended terms to the original agreements and orders to limit such exposure. As such, the Company believes that purchase commitments as of any particular date may not be a reliable indicator of future liabilities.

The Company maintains certain minimum purchase commitments under long-term capacity reservation agreements primarily with foundries for the purchase of wafers. Under these agreements, the Company has agreed to pay a combination of refundable deposits and prepayments to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements. During fiscal 2023, the Company recorded impairment charges of $47.5 million within cost of goods sold due to reduced overall market demand related to long-term supply capacity deposits. As of October 3, 2025, deposits and prepayments under the long-term capacity reservation agreements were $26.4 million, with $7.7 million recorded within other current assets and $18.7 million recorded within other long-term assets. As of September 27, 2024, deposits and prepayments under the long-term capacity reservation agreements were $167.8 million, with $144.7 million recorded within other current assets and $23.1 million recorded within other long-term assets.

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

13.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Fiscal Years Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Net income	$477.1	$596.0	$982.8

Weighted average shares outstanding – basic	154.4	160.1	159.4
Dilutive effect of equity-based awards	0.7	1.4	0.9
Weighted average shares outstanding – diluted	155.1	161.5	160.3

Net income per share – basic	$3.09	$3.72	$6.17
Net income per share – diluted	$3.08	$3.69	$6.13

Anti-dilutive common stock equivalents	0.1	—	0.1

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during fiscal 2025, fiscal 2024, and fiscal 2023, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

14.     SEGMENT INFORMATION AND CONCENTRATIONS

The Company has a single reportable operating segment which designs, develops, manufactures, and markets similar proprietary semiconductor products, including intellectual property. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, and how that information is used to make operating decisions, allocate resources, and assess performance. The Company’s CODM is the president and chief executive officer. The results of operations provided to and analyzed by the CODM are at the consolidated level and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. Specifically, the CODM uses net income that is reported on the Consolidated Statement of Operations and cash provided by operating activities as reported in the Consolidated Statements of Cash Flows to evaluate overall profitability and guide decisions regarding reinvestment in operations, shareholder returns, and other strategic initiatives. Significant expense categories regularly provided to and reviewed by the CODM are presented in the Company’s consolidated financial statements. The Company assesses its determination of operating segments at least annually.

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

Net revenue by geographic area is as follows (in millions):

	Fiscal Years Ended
	October 3, 2025	September 27, 2024	September 29, 2023
United States	$3,157.1	$3,202.2	$3,603.9
Taiwan	259.1	317.5	344.4
China	254.2	303.4	358.3
South Korea	190.1	203.9	198.3
Europe, Middle East, and Africa	185.8	114.5	204.2
Other Asia-Pacific	40.6	36.5	63.3
Total net revenue	$4,086.9	$4,178.0	$4,772.4

Net revenue by sales channel is as follows (in millions):

	Fiscal Years Ended
	October 3, 2025	September 27, 2024	September 29, 2023
Distributors	$3,525.6	$3,622.6	$4,235.7
Direct customers	561.3	555.4	536.7
Total net revenue	$4,086.9	$4,178.0	$4,772.4

The Company’s revenue from external customers is generated principally from the sale of semiconductor products. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

Property, plant, and equipment, net based on the physical locations within the indicated geographic areas are as follows (in millions):

	As of
	October 3, 2025	September 27, 2024
Japan	$461.0	$526.1
Mexico	264.0	244.2
United States	226.8	234.7
Singapore	215.0	250.2
Rest of world	27.8	25.1
Total property, plant, and equipment, net	$1,194.6	$1,280.3

Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade accounts receivable are primarily derived from sales to manufacturers of communications and consumer products and electronic component distributors. The Company performs ongoing credit evaluations of customers.

During fiscal 2025, fiscal 2024, and fiscal 2023, Apple, through sales to multiple distributors, contract manufacturers, and direct sales for multiple applications including smartphones, tablets, desktop, and notebook computers, watches and other devices, in the aggregate accounted for 67%, 69%, and 66% of the Company’s net revenue, respectively.

The Company’s three largest accounts receivable balances comprised 82% and 80% of aggregate gross accounts receivable as of October 3, 2025 and September 27, 2024, respectively.

15.    SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	October 3, 2025	September 27, 2024
Prepaid expenses	$201.0	$234.8
Other	149.0	249.9
Total other current assets	$350.0	$484.7

Other current liabilities consist of the following (in millions):

	As of
	October 3, 2025	September 27, 2024
Accrued customer liabilities	$202.8	$192.2
Accrued taxes	71.3	52.5
Short-term operating lease liabilities	36.8	20.2
Other	96.2	38.1
Total other current liabilities	$407.1	$303.0

16.    DEBT

Debt consists of the following (in millions, except percentages):

	Effective Interest Rate	As of
		October 3, 2025	September 27, 2024
1.80% Senior Notes due 2026	1.97%	$500.0	$500.0
3.00% Senior Notes due 2031	3.13%	500.0	500.0
Unamortized debt discount and issuance costs		(4.2)	(5.7)
Total debt		995.8	994.3
Less: current portion of long-term debt		(499.4)	—
Total long-term debt		$496.4	$994.3

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

The Company may redeem all or a portion of the 2026 Notes and the 2031 Notes at any time and from time to time prior to maturity, in whole or in part, for cash at the applicable redemption prices set forth in the respective supplemental indenture. If the Company undergoes a change of control repurchase event, as defined in the indenture governing the Notes (as supplemented, the “Indenture”), holders may require the Company to repurchase the Notes in whole or in part for cash at a price equal to 101% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest. As of October 3, 2025, the Company considered the likelihood of acceleration related to the 2026 Notes and the 2031 Notes and recorded the Notes as short-term debt and long-term debt, respectively. The Notes are recorded net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.

The Indenture contains customary events of default, including failure to make required payments of principal and interest, certain events of bankruptcy and insolvency, and default in the performance or breach of any covenant or warranty contained in the Indenture or the Notes. As of October 3, 2025, the Company was in compliance with all debt covenants under the Senior Notes.

Term Credit Agreement
On May 21, 2021, the Company entered into a term credit agreement (as amended, the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). On July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price for the acquisition of the Infrastructure and Automotive business of Silicon Laboratories Inc. and to pay fees and expenses incurred in connection therewith. During fiscal 2024 and fiscal 2023, the Company repaid $300.0 million, and $400.0 million, respectively, of outstanding borrowings under the Term Loans. The Term Credit Agreement expired on July 26, 2024.

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

The Revolving Credit Agreement contains customary representations and warranties and covenants, including restrictions on the incurrence of indebtedness by non-guarantor subsidiaries and the creation of liens, and a financial covenant consisting of a limitation on leverage, defined as consolidated total indebtedness divided by consolidated earnings before interest, taxes, depreciation, and amortization for the period of four consecutive quarters not to exceed a ratio of 3.0 to 1.0. As of October 3, 2025, there were no borrowings outstanding and the Company was in compliance with all debt covenants under the Revolver.

17.     SUBSEQUENT EVENT

Merger Agreement with Qorvo
On October 27, 2025, Skyworks and Qorvo announced that the companies entered into the Merger Agreement to combine the two companies in a cash-and-stock transaction. Under the terms of this agreement, Qorvo shareholders will receive 0.960 of a share of Skyworks common stock and $32.50 per share in cash upon the completion of the transaction, representing a combined company enterprise value of approximately $22.0 billion based on market close on October 27, 2025. The transaction is currently expected to close early in calendar year 2027, subject to receipt of regulatory approvals, certain approvals of Qorvo and Skyworks shareholders, and satisfaction of other customary closing conditions.

The Merger Agreement contains certain termination rights for each of Skyworks and Qorvo. Under specified circumstances, including termination by a party to accept a superior proposal or termination by the other party upon a change in such party’s board of directors’ recommendation to its stockholders, each of Qorvo and Skyworks will be required to pay the other party a termination fee of $298.7 million, as more fully described in the Merger Agreement. Alternatively, under certain specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, or failure to receive certain required regulatory approvals of specified governmental authorities, Skyworks will be required to pay Qorvo a termination fee of $100.0 million, as more fully described in the Merger Agreement.

In connection with the execution of the Merger Agreement, we entered into a commitment letter on October 27, 2025, with Goldman Sachs Bank USA, which committed to provide, subject to the satisfaction of customary closing conditions, up to $3,050.0 million of senior unsecured bridge term loans for the purpose of financing a portion of the cash portion of the consideration to be paid to Qorvo stockholders, paying related fees and expenses in connection with the Mergers and the other transactions contemplated by the Merger Agreement and, in certain circumstances, to refinance certain of Qorvo’s senior notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of October 3, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 3, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework.

Based on their assessment, management concluded that, as of October 3, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as stated within their report which appears herein.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and officers during the fourth quarter of fiscal 2025 that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”):

Name and Title	Date of Adoption	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Robert Terry, Senior Vice President, General Counsel	August 8, 2025	Until May 1, 2026, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 5,000 shares
Karilee Durham, Senior Vice President, Human Resources	August 12, 2025	Until May 1, 2026, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 13,507 shares
Reza Kasnavi, Executive Vice President, Chief Operations and Technology Officer	August 12, 2025	Until May 1, 2026, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 7,332 shares

None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers,” “Corporate Governance─Committees of the Board of Directors,” and “Other Matters—Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement for the 2026 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item (other than the information required by Item 402(v) of Regulation S-K) is contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is contained in our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)        The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)	Page 45
	Consolidated Statements of Operations for the three years ended October 3, 2025	Page 47
	Consolidated Statements of Comprehensive Income for the three years ended October 3, 2025	Page 48
	Consolidated Balance Sheets at October 3, 2025 and September 27, 2024	Page 49
	Consolidated Statements of Cash Flows for the three years ended October 3, 2025	Page 50
	Consolidated Statements of Stockholders’ Equity for the three years ended October 3, 2025	Page 51
	Notes to Consolidated Financial Statements	Page 52 through 72

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:
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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 27, 2025, by and among Skyworks Solutions, Inc., Qorvo, Inc., Comet Acquisition Corp. and Comet Acquisition II, LLC	8-K	001-05560	2.1	10/28/2025
3.1	Restated Certificate of Incorporation, as amended					X
3.2	Fourth Amended and Restated By-laws	8-K	001-05560	3.1	5/12/2023
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
4.2	Description of Capital Stock	10-K	001-05560	4.2	11/14/2019
4.3	Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.1	5/26/2021
4.4	First Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.2	5/26/2021
4.5	Second Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.3	5/26/2021
4.6	Third Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.4	5/26/2021
10.1*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.2	7/31/2024
10.2*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.3	7/31/2024
10.3*	Skyworks Solutions, Inc. Second Amended and Restated 2008 Director Long-Term Incentive Plan, as Amended	10-Q	001-05560	10.1	5/7/2025
10.4*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.5*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016
10.6*
Skyworks Solutions, Inc. Second Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Annex 1 to the Company's Definitive Proxy Statement filed with the SEC on March 28, 2024)
		DEF 14A	001-05560		3/28/2024
10.7*	Form of Nonstatutory Stock Option Agreement under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan	10-K	001-05560	10.7	11/15/2024
10.8*	Form of Performance Share Agreement under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan	10-K	001-05560	10.8	11/15/2024
10.9*	Form of Restricted Stock Unit Agreement under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan	10-K	001-05560	10.9	11/15/2024
10.10*^	Fiscal Year 2025 Executive Incentive Plan	10-Q	001-05560	10.1	2/5/2025
10.11*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	5/1/2024
10.12*	Second Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Liam Griffin	10-Q	001-05560	10.1	8/8/2023

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.13*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Kris Sennesael	10-K/A	001-05560	10.13	1/24/2025
10.14*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Robert J. Terry	10-K/A	001-05560	10.14	1/24/2025
10.15*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Carlos S. Bori	10-K/A	001-05560	10.15	1/24/2025
10.16*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Kari A. Durham	10-K/A	001-05560	10.16	1/24/2025
10.17*	Amended and Restated Change in Control / Severance Agreement, dated May 10, 2023, between the Company and Reza Kasnavi	10-K/A	001-05560	10.17	1/24/2025
10.18*	Change in Control / Severance Agreement, dated February 17, 2025, between the Company and Philip Brace	10-Q	001-05560	10.3	5/7/2025
10.19*	Change in Control / Severance Agreement, dated September 8, 2025, between the Company and Philip Carter					X
10.20	Commitment Letter, dated as of October 27, 2025, by and between Skyworks Solutions, Inc. and Goldman Sachs Bank USA	8-K	001-05560	10.1	10/28/2025
10.21	Voting and Support Agreement, dated as of October 27, 2025, by and between Skyworks Solutions, Inc. and certain affiliates of Starboard Value	8-K	001-05560	10.2	10/28/2025
10.22	Revolving Credit Agreement, dated as of May 21, 2021, among the Company, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-05560	10.2	5/26/2021
10.23	First Amendment, dated as of March 6, 2023, among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, amending the Revolving Credit Agreement, dated as of May 21, 2021, by and among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and the administrative agent	8-K	001-05560	10.2	3/10/2023
10.24*	Offer Letter, dated January 27, 2025, by and between Skyworks Solutions, Inc. and Philip Brace	10-Q	001-05560	10.2	5/7/2025
10.25*	Form of Restricted Stock Unit Agreement for Philip G. Brace’s Inducement Grant Awards	S-8	333-284984	99.1	2/14/2025
10.26*	Form of Performance Share Agreement for Philip G. Brace’s Inducement Grant Awards	S-8	333-284984	99.2	2/14/2025
10.27*	Offer Letter, dated May 29, 2025, by and between Skyworks Solutions, Inc. and Robert Schriesheim	10-Q	001-05560	10.1	8/5/2025
10.28*	Restrictive Stock Unit Agreement for Robert A. Schriesheim	10-Q	001-05560	10.2	8/5/2025
10.29*	Offer Letter, dated August 13, 2025, by and between Skyworks Solutions, Inc. and Philip Carter					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
19	Skyworks Solutions, Inc. Company Policy Regarding Insider Trading and Disclosure of Material Non-Public Information	10-K/A	001-05560	19	1/24/2025
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Company’s Principal Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Skyworks Solutions, Inc. Executive Compensation Recovery Policy	10-K	001-05560	97.1	11/15/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Date: November 7, 2025	SKYWORKS SOLUTIONS, INC.
Registrant

	By:	/s/ Philip G. Brace
Philip G. Brace
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 7, 2025.

Signature and Title	Signature and Title

/s/ Philip G. Brace	/s/ Alan S. Batey
Philip G. Brace	Alan S. Batey
President and Chief Executive Officer	Director
(Principal Executive Officer)
/s/ Kevin L. Beebe
/s/ Philip Carter	Kevin L. Beebe
Philip Carter	Director
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)	/s/ Eric J. Guerin
Eric J. Guerin
Director

/s/ Christine King
Christine King
Director

/s/ Suzanne E. McBride
Suzanne E. McBride
Director

/s/ David P. McGlade
David P. McGlade
Director

/s/ Robert A. Schriesheim
Robert A. Schriesheim
Director

/s/ Maryann Turcke
Maryann Turcke
Director