Form 10-Q
period 2026-01-02
SKYWORKS SOLUTIONS, INC.
filed 2026-02-05
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2026
OR
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

As of February 3, 2026, the registrant had 150,373,612 shares of common stock, par value $0.25 per share, outstanding.
1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JANUARY 2, 2026

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended
	January 2, 2026	December 27, 2024
Net revenue	$1,035.4	$1,068.5
Cost of goods sold	608.2	626.6
Gross profit	427.2	441.9
Operating expenses:
Research and development	203.4	176.4
Selling, general, and administrative	108.4	82.6
Amortization of intangibles	0.2	0.2
Restructuring, impairment, and other charges	11.4	1.6
Total operating expenses	323.4	260.8
Operating income	103.8	181.1
Interest expense	(6.3)	(6.8)
Other income, net	12.2	16.1
Income before income taxes	109.7	190.4
Provision for income taxes	30.5	28.4
Net income	$79.2	$162.0
Earnings per share:
Basic	$0.53	$1.01
Diluted	$0.53	$1.00
Weighted average shares:
Basic	149.5	160.4
Diluted	150.5	161.4
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	January 2, 2026	December 27, 2024
Net income	$79.2	$162.0
Other comprehensive loss, net of tax:
Fair value of investments	(0.1)	(0.1)
Pension adjustments	(0.2)	—
Comprehensive income	$78.9	$161.9
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	January 2, 2026	October 3, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,550.4	$1,161.3
Marketable securities	8.3	212.9
Receivables, net of allowances of $0.9 and $0.9, respectively	398.4	598.1
Inventory	767.5	754.7
Other current assets	378.4	350.0
Total current assets	3,103.0	3,077.0
Property, plant, and equipment, net	1,179.0	1,194.6
Operating lease right-of-use assets	184.7	192.4
Goodwill	2,176.7	2,176.7
Intangible assets, net	764.5	809.0
Deferred tax assets, net	375.6	375.6
Marketable securities	9.9	14.2
Other long-term assets	74.5	77.5
Total assets	$7,867.9	$7,917.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209.3	$236.0
Accrued compensation and benefits	128.5	180.7
Current portion of long-term debt	499.6	499.4
Other current liabilities	457.6	407.1
Total current liabilities	1,295.0	1,323.2
Long-term debt	496.6	496.4
Long-term tax liabilities	90.3	85.7
Long-term operating lease liabilities	158.3	170.5
Other long-term liabilities	68.8	84.1
Total liabilities	2,109.0	2,159.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 149.9 shares issued and outstanding at January 2, 2026, and 148.7 shares issued and outstanding at October 3, 2025	37.5	37.2
Additional paid-in capital	97.1	68.1
Retained earnings	5,629.7	5,656.9
Accumulated other comprehensive loss	(5.4)	(5.1)
Total stockholders’ equity	5,758.9	5,757.1
Total liabilities and stockholders’ equity	$7,867.9	$7,917.0
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	January 2, 2026	December 27, 2024
Cash flows from operating activities:
Net income	$79.2	$162.0
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	57.7	51.1
Depreciation	72.9	67.6
Amortization of intangible assets	44.5	48.4
Deferred income taxes	0.1	(0.5)
Amortization of debt discount and issuance costs	0.5	0.5
Other, net	(0.6)	(3.1)
Changes in assets and liabilities:
Receivables, net	199.7	(11.2)
Inventory	(21.9)	86.9
Accounts payable	(27.7)	(19.9)
Other current and long-term assets and liabilities	(8.9)	(4.6)
Net cash provided by operating activities	395.5	377.2
Cash flows from investing activities:
Capital expenditures	(56.5)	(39.0)
Purchased intangibles	(14.2)	(9.8)
Purchases of marketable securities	(10.8)	(150.7)
Sales and maturities of marketable securities	220.4	204.9
Other	0.1	2.1
Net cash provided by investing activities	139.0	7.5
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(39.0)	(38.3)
Dividends paid	(106.4)	(112.5)
Net cash used in financing activities	(145.4)	(150.8)
Net increase in cash and cash equivalents	389.1	233.9
Cash and cash equivalents at beginning of period	1,161.3	1,368.6
Cash and cash equivalents at end of period	$1,550.4	$1,602.5
Supplemental cash flow disclosures:
Income taxes paid	$10.1	$3.3
Interest paid	$12.0	$12.0
Incentives paid in common stock	$16.6	$—
Non-cash investing in purchased intangibles, accrued but not paid	$21.7	$26.9
Non-cash investing in capital expenditures, accrued but not paid	$35.6	$30.0
Operating lease assets obtained in exchange for new lease liabilities	$0.4	$4.0
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Shares of common stock	Par value of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at October 3, 2025	148.7	$37.2	$68.1	$5,656.9	$(5.1)	$5,757.1
Net income	—	—	—	79.2	—	79.2
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.2	0.3	(22.7)	—	—	(22.4)
Share-based compensation expense	—	—	51.7	—	—	51.7
Dividends declared	—	—	—	(106.4)	—	(106.4)
Other comprehensive loss	—	—	—	—	(0.3)	(0.3)
Balance at January 2, 2026	149.9	$37.5	$97.1	$5,629.7	$(5.4)	$5,758.9

Balance at September 27, 2024	159.9	$40.0	$269.4	$6,032.9	$(5.6)	$6,336.7
Net income	—	—	—	162.0	—	162.0
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.8	0.2	(38.5)	—	—	(38.3)
Share-based compensation expense	—	—	52.8	—	—	52.8
Dividends declared	—	—	—	(112.5)	—	(112.5)
Balance at December 27, 2024	160.7	$40.2	$283.7	$6,082.4	$(5.6)	$6,400.7
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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures, normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. However, in management’s opinion, the financial information reflects all adjustments, including those of a normal recurring nature, necessary to present fairly the results of operations, financial position, and cash flows of the Company for the periods presented. The results of operations, financial position, and cash flows for the Company during the interim periods are not necessarily indicative of those expected for the full year. This information should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2025, filed with the SEC on November 7, 2025, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 30, 2026 (“2025 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, expenses, comprehensive income, and accumulated other comprehensive loss that are reported during the reporting period. The Company evaluates its estimates on an ongoing basis using historical experience and other factors, including the current economic environment. Judgment is required in determining the reserves for, and fair value of, items such as overall fair value assessments of assets, liabilities, and expenses, particularly those classified as Level 2 or Level 3 in the fair value hierarchy, including: marketable securities, inventory, intangible assets associated with business combinations, share-based compensation, revenue reserves, loss contingencies, and income taxes. In addition, judgment is required in determining whether a potential indicator of impairment of long-lived assets, indefinite-lived intangible assets, and goodwill exists and in estimating future cash flows for any necessary impairment testing. Actual results could differ significantly from these estimates.

The Company’s fiscal year ends on the Friday closest to September 30. The fiscal year ending on October 2, 2026 consists of 52 weeks (“fiscal 2026”). The fiscal year ended on October 3, 2025 consisted of 53 weeks (“fiscal 2025”). The three months ended January 2, 2026, and December 27, 2024, each consisted of 13 weeks.

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on either a prospective or retrospective basis, with early adoption permitted. The Company will provide the required disclosures of ASU 2023-09 in its fiscal 2026 annual report.

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

Net revenue by geographic area is as follows (in millions):

	Three Months Ended
	January 2, 2026	December 27, 2024
United States	$805.7	$846.7
Taiwan	71.8	65.1
China	63.1	70.8
South Korea	43.7	48.1
Europe, Middle East, and Africa	41.3	28.2
Other Asia-Pacific	9.8	9.6
Total net revenue	$1,035.4	$1,068.5

Net revenue by sales channel is as follows (in millions):

	Three Months Ended
	January 2, 2026	December 27, 2024
Distributors	$915.6	$950.8
Direct customers	119.8	117.7
Total net revenue	$1,035.4	$1,068.5

The Company’s revenue from external customers is generated principally from the sale of semiconductor products. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	January 2, 2026	October 3, 2025	January 2, 2026	October 3, 2025
U.S. Treasury and government securities	$6.6	$112.4	$9.9	$14.2
Corporate bonds and notes	1.7	100.5	—	—
Total marketable securities	$8.3	$212.9	$9.9	$14.2

The contractual maturities of noncurrent available-for-sale marketable securities were within two years or less of issuance of the applicable securities. Neither gross unrealized gains and losses nor realized gains and losses were material as of January 2, 2026, or October 3, 2025.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of
	January 2, 2026				October 3, 2025
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$1,550.4	$1,550.4	$—	$—	$1,161.3	$1,120.3	$41.0	$—
U.S. Treasury and government securities	16.5	1.7	14.8	—	126.6	109.1	17.5	—
Corporate bonds and notes	1.7	—	1.7	—	100.5	—	100.5	—
Total assets at fair value	$1,568.6	$1,552.1	$16.5	$—	$1,388.4	$1,229.4	$159.0	$—
(1) Cash equivalents included in Levels 1 and 2 consist of money market funds, corporate bonds and notes, and U.S. Treasury and government securities purchased with ninety days or less until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended January 2, 2026 and December 27, 2024, respectively.

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets.

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	January 2, 2026		October 3, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.80% Senior Notes due 2026	$499.6	$494.4	$499.4	$491.1
3.00% Senior Notes due 2031	496.6	453.0	496.4	453.4
Total debt under Senior Notes	$996.2	$947.4	$995.8	$944.5

5.    INVENTORY

Inventory consists of the following (in millions):

	As of
	January 2, 2026	October 3, 2025
Raw materials	$49.8	$44.8
Work-in-process	512.4	540.6
Finished goods	205.3	169.3
Total inventory	$767.5	$754.7

6.    PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	January 2, 2026	October 3, 2025
Land and improvements	$11.9	$11.9
Buildings and improvements	651.8	649.0
Furniture and fixtures	97.0	95.6
Machinery and equipment	3,493.8	3,463.4
Construction in progress	100.1	86.7
Total property, plant, and equipment, gross	4,354.6	4,306.6
Accumulated depreciation	(3,175.6)	(3,112.0)
Total property, plant, and equipment, net	$1,179.0	$1,194.6

7.    GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three months ended January 2, 2026.

The Company tests its goodwill and its indefinite-lived intangible assets for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value may be impaired. There were no indicators of goodwill and in-process research and development (“IPR&D”) impairment noted during the three months ended January 2, 2026 and December 27, 2024, respectively.

Intangible assets consist of the following (in millions):

		As of
	Weighted Average Amortization Period (Years)	January 2, 2026			October 3, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and other	6.4	$1,396.5	$(716.4)	$680.1	$1,396.5	$(678.5)	$718.0
Technology licenses	3.2	106.6	(25.0)	81.6	167.0	(78.8)	88.2
In-process research and development		2.8	—	2.8	2.8	—	2.8
Total intangible assets		$1,505.9	$(741.4)	$764.5	$1,566.3	$(757.3)	$809.0

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. Amortization expense related to definite-lived intangible assets was $44.5 million and $48.4 million for the three months ended January 2, 2026 and December 27, 2024, respectively, primarily recorded within cost of goods sold.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2026	2027	2028	2029	2030	Thereafter
Amortization expense	$128.7	$159.2	$124.6	$91.0	$83.2	$175.0

8.    INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended
	January 2, 2026	December 27, 2024
Provision for income taxes	$30.5	$28.4
Effective tax rate	27.8%	14.9%

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three months ended January 2, 2026 resulted primarily from tax on global intangible low-taxed income (“GILTI”), net of foreign tax credits, tax expense related to share-based compensation shortfalls and uncertain tax positions, and transaction costs related to the pending transaction with Qorvo (see Note 13), partially offset by foreign earnings taxed at rates lower than the federal statutory rate, a benefit from foreign-derived intangible income deduction (“FDII”), and research and experimentation tax credits.

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three months ended December 27, 2024 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from FDII, and research and experimentation and foreign tax credits earned, partially offset by a tax on GILTI, and tax expense related to share-based compensation shortfalls.

In August 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion. The Company was subject to the provisions of CAMT beginning in fiscal 2024. CAMT did not have a material impact on the Company’s consolidated financial statements during the three months ended January 2, 2026 and had no impact on the Company’s consolidated financial statements during the three months ended December 27, 2024.

In December 2021, the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) released Global Anti-Base Erosion (“GloBE”) rules under Pillar Two. Many countries have implemented laws based on Pillar Two, which was effective for the Company beginning in fiscal 2025. Pillar Two did not have a material impact on the Company’s consolidated financial statements during the three months ended January 2, 2026 and December 27, 2024.

In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains numerous provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international tax framework. The OBBBA did not have a material impact on the Company’s consolidated estimated annualized effective tax rate during the three months ended January 2, 2026. The Company continues to evaluate the impact of the OBBBA on its business for future periods.

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

On June 20, 2025, Denso Corporation filed patent infringement litigation against the Company in the U.S. (United States District Court for the Central District of California) and on June 20, 2025 and October 31, 2025, Denso Corporation filed patent infringement litigation against the Company in Japan (Civil Division of the Osaka District Court). Denso alleges that the Company has and is willfully infringing Denso’s U.S. patent (7,758,979) and Japanese patents (JP5190841 and JP5966199), each relating to piezoelectric thin film. Denso is seeking monetary damages, including enhanced damages, interest, fees and costs, and injunctive relief. While the Company is unable to determine the ultimate outcome of these suits, the Company believes it has substantial defenses and intends to vigorously oppose the suits.

In addition to the above matter, the Company is engaged in various legal actions in the normal course of business and, while there can be no assurances, the Company believes the outcome of such pending legal actions will not have, individually or in the aggregate, a material adverse effect on its business or financial statements. The Company’s aggregate accrual for legal contingencies was not material as of January 2, 2026 and October 3, 2025.

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

The Company maintains certain minimum purchase commitments under long-term capacity reservation agreements primarily with foundries for the purchase of wafers. Under these agreements, the Company has agreed to pay a combination of refundable deposits and prepayments to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements. As of January 2, 2026, deposits and prepayments under the long-term capacity reservation agreements were $22.6 million, with $5.4 million recorded within other current assets and $17.2 million recorded within other long-term assets. As of October 3, 2025, deposits and prepayments under the long-term capacity reservation agreements were $26.4 million, with $7.7 million recorded within other current assets and $18.7 million recorded within other long-term assets.

10.    STOCKHOLDERS’ EQUITY

Stock Repurchase and Retirement
On February 4, 2025, the Board of Directors approved a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time through February 3, 2027, on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The timing and amount of any shares of the Company’s common stock that are repurchased under the stock repurchase program will be determined by the Company’s management based on its evaluation of market conditions and other factors. The stock repurchase program may be suspended or discontinued at any time. The Company currently expects to fund the stock repurchase program using the Company’s working capital.

During each of the three months ended January 2, 2026 and December 27, 2024, the Company did not repurchase any shares of its common stock. As of January 2, 2026, approximately $1.2 billion remained available under the stock repurchase program.

Dividends
On February 3, 2026, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.71 per share. This dividend is payable on March 17, 2026, to the Company’s stockholders of record as of the close of business on February 24, 2026. Future dividends are subject to declaration by the Board of Directors.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	Fiscal Years Ended
	October 2, 2026		October 3, 2025
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.71	$106.4	$0.70	$112.5

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Consolidated Statements of Operations (in millions):

	Three Months Ended
	January 2, 2026	December 27, 2024
Cost of goods sold	$17.4	$7.3
Research and development	29.9	25.6
Selling, general, and administrative	10.4	18.2
Total share-based compensation	$57.7	$51.1

11.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended
	January 2, 2026	December 27, 2024
Net income	$79.2	$162.0

Weighted average shares outstanding – basic	149.5	160.4
Dilutive effect of equity-based awards	1.0	1.0
Weighted average shares outstanding – diluted	150.5	161.4

Net income per share – basic	$0.53	$1.01
Net income per share – diluted	$0.53	$1.00

Anti-dilutive common stock equivalents	0.1	0.1

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three months ended January 2, 2026, and December 27, 2024, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.    SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	January 2, 2026	October 3, 2025
Prepaid expenses	$210.5	$201.0
Other	167.9	149.0
Total other current assets	$378.4	$350.0

Other current liabilities consist of the following (in millions):

	As of
	January 2, 2026	October 3, 2025
Accrued customer liabilities	$231.5	$202.8
Accrued taxes	94.9	71.3
Short-term operating lease liabilities	38.4	36.8
Other	92.8	96.2
Total other current liabilities	$457.6	$407.1

13.    PENDING TRANSACTION WITH QORVO

On October 27, 2025, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Qorvo, Inc. (“Qorvo”), Comet Acquisition Corp. (“Merger Sub I”), and Comet Acquisition II, LLC (“Merger Sub II”) in a cash-and-stock transaction, pursuant to which Merger Sub I will be merged with and into Qorvo (the “First Merger”), with Qorvo as the surviving entity in the First Merger (the “Surviving Corporation”) and the Surviving Corporation continuing as a wholly owned subsidiary of the Company, and immediately following the First Merger, and as the second step in a single integrated transaction with the First Merger, the Surviving Corporation will be merged with and into Merger Sub II (the “Second Merger,” and together with the First Merger, the “Mergers”), with Merger Sub II as the surviving entity in the Second Merger and a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, Qorvo shareholders will receive 0.960 of a share of Skyworks common stock and $32.50 per share in cash upon the completion of the transaction, representing a combined company enterprise value of approximately $22.0 billion based on market close on October 27, 2025. The transaction will close after receipt of regulatory approvals, certain approvals of Qorvo and Skyworks shareholders, and satisfaction of other customary closing conditions. The transaction is currently expected to close early in calendar year 2027.

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

Each of Skyworks’ special meeting of stockholders and Qorvo’s special meeting of stockholders will be held virtually on February 11, 2026 at 11:30 AM, Pacific Time (unless adjourned or postponed to a later date).

On February 5, 2026, Skyworks and Qorvo each received a Request for Additional Information and Documentary Material (the “Second Request”) from the U.S. Federal Trade Commission (“FTC”) in connection with the transaction. The Second Request was issued under notification requirements of the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (“HSR Act”). The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Skyworks and Qorvo have substantially complied with the Second Request, unless that period is voluntarily extended by the parties or terminated sooner by the FTC.

In connection with the execution of the Merger Agreement, the Company entered into a commitment letter (“Bridge Commitment Letter”) on October 27, 2025, with Goldman Sachs Bank USA, which committed to provide, subject to the satisfaction of customary closing conditions, up to $3,050.0 million of senior unsecured bridge term loans for the purpose of financing a portion of the cash portion of the consideration to be paid to Qorvo stockholders, paying related fees and expenses in connection with the Mergers and the other transactions contemplated by the Merger Agreement and, in certain circumstances, to refinance certain of Qorvo’s senior notes. The receipt of financing by the Company is not a condition to our obligation to consummate the Mergers.

Pursuant to the terms of the Bridge Commitment Letter, $1,550.0 million of the senior unsecured bridge term loans had been specifically designated to represent the principal amount of Qorvo’s outstanding senior notes (the “Qorvo Notes Tranche”), and if a ratings decline (as defined in the applicable Qorvo indenture as in effect on the date of the commitment letter) did not occur on or prior to December 27, 2025 (which date would be extended so long as the rating of any series of Qorvo’s outstanding senior notes was under publicly announced consideration for possible downgrade), then the aggregate commitments in respect of the Qorvo Notes Tranche under the Bridge Commitment Letter would be automatically permanently reduced dollar-for-dollar by the aggregate principal amount of Qorvo’s senior notes. On December 28, 2025, Goldman Sachs Bank USA notified the Company that there was no such ratings decline, no rating as to any series of Qorvo’s outstanding senior notes was under publicly announced consideration for possible downgrade, and therefore the Qorvo Notes Tranche had been permanently reduced to $0.00. As a result, as of January 2, 2026, Goldman Sachs Bank USA has committed to provide up to $1,500.0 million of senior unsecured bridge term loans.

Transaction costs were $37.1 million recorded within selling, general, and administrative expense during the three months ended January 2, 2026. These costs mainly consisted of professional fees and administrative costs for the pending transaction and were expensed as incurred in our condensed consolidated statements of operations.

14.    DEBT

Revolving Credit Agreement
On May 21, 2021, the Company entered into a revolving credit agreement (as amended, the “Revolving Credit Agreement”) providing for a $750.0 million revolving credit facility (the “Revolver”). The proceeds of the Revolver are available to be used for general corporate purposes and working capital needs of the Company and its subsidiaries.

The Revolver provides for revolving credit borrowings and letters of credit, with sublimits for letters of credit. The Revolver may be increased in specified circumstances by up to $250.0 million at the discretion of the lenders.

On March 6, 2023, the Company entered into a First Amendment to the Revolving Credit Agreement to replace the LIBOR-based interest rate and related LIBOR-based mechanics applicable to borrowings under the Revolving Credit Agreement with a SOFR-based interest rate and related SOFR-based mechanics. On November 18, 2025, the Company entered into a Second Amendment to the Revolving Credit Agreement (the “Second Revolver Amendment”). Pursuant to the terms of the Second Revolver Amendment, the parties thereto agreed to extend the maturity date of the Revolving Credit Agreement to November 18, 2030.

The Revolving Credit Agreement contains customary representations and warranties and covenants, including restrictions on the incurrence of indebtedness by non-guarantor subsidiaries and the creation of liens, and a financial covenant consisting of a limitation on leverage, defined as consolidated total indebtedness divided by consolidated earnings before interest, taxes, depreciation, and amortization for the period of four consecutive quarters not to exceed a ratio of 3.0 to 1.0. As of January 2, 2026 and October 3, 2025, there were no borrowings outstanding and the Company was in compliance with all debt covenants under the Revolver.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. Any statements that are not statements of historical fact should be considered to be forward-looking statements. Words such as “anticipates”, “believes”, “continue”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “seek”, “should”, “targets”, “will”, “would”, and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as our expectations and statements regarding the transaction with Qorvo, the possible impacts of geopolitical conflicts, tariffs, export controls, inflation, recession, and global health crises, as well as the development of new products, enhancements of technologies, sales levels, expense levels, the benefits of acquisitions we have made or may make in the future, and other statements regarding matters that are not historical are forward-looking statements. Although forward-looking statements in this report reflect the good faith judgment of our management as of the date the statement is first made, such statements can only be based on facts and factors then known and understood by us. Consequently, forward-looking statements involve inherent risks and uncertainties, and actual financial results and outcomes may differ materially and adversely from the results and outcomes discussed in or anticipated by the forward-looking statements. A number of important factors could cause actual financial results to differ materially and adversely from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in the 2025 10-K, under the heading “Risk Factors” and in the other documents filed by us with the SEC in evaluating our forward-looking statements. We have no plans, and undertake no obligation, to revise or update our forward-looking statements to reflect any event or circumstance that may arise after the date of the initial filing of this Quarterly Report on Form 10-Q. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

In this document, the words “we”, “our”, “ours”, “us”, “Skyworks”, and “the Company” refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity.

RESULTS OF OPERATIONS

Three Months Ended January 2, 2026, and December 27, 2024
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended
	January 2, 2026	December 27, 2024
Net revenue	100.0%	100.0%
Cost of goods sold	58.7	58.6
Gross profit	41.3	41.4
Operating expenses:
Research and development	19.6	16.5
Selling, general, and administrative	10.5	7.7
Amortization of intangibles	—	—
Restructuring, impairment, and other charges	1.1	0.2
Total operating expenses	31.2	24.4
Operating income	10.0	17.0
Interest expense	(0.6)	(0.6)
Other income, net	1.2	1.5
Income before income taxes	10.6	17.9
Provision for income taxes	2.9	2.7
Net income	7.7%	15.2%

OVERVIEW

We, together with our consolidated subsidiaries, are a leading developer, manufacturer and provider of analog and mixed-signal semiconductor products and solutions for numerous applications, including aerospace, automotive, broadband, cellular infrastructure, connected home, defense, entertainment and gaming, industrial, medical, smartphone, tablet, and wearables.

Pending Transaction With Qorvo
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

The Mergers, which are anticipated to close early in calendar year 2027, are subject to the satisfaction or waiver of customary closing conditions, including adoption of the Merger Agreement by Qorvo’s stockholders and the approval by Skyworks’ stockholders of the issuance of Skyworks common stock included in the consideration to be paid to Qorvo stockholders, the expiration or early termination of the waiting period under the HSR Act, and other regulatory approvals under certain antitrust and foreign investment regimes, and the absence of any order, injunction or law of such jurisdictions prohibiting the Mergers.

Each of Skyworks’ special meeting of stockholders and Qorvo’s special meeting of stockholders will be held virtually on February 11, 2026 at 11:30 AM, Pacific Time (unless adjourned or postponed to a later date).

On February 5, 2026, Skyworks and Qorvo each received a Request for Additional Information and Documentary Material (the “Second Request”) from the U.S. Federal Trade Commission (“FTC”) in connection with the transaction. The Second Request was issued under notification requirements of the HSR Act. The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after Skyworks and Qorvo have substantially complied with the Second Request, unless that period is voluntarily extended by the parties or terminated sooner by the FTC.

We and Qorvo each have termination rights under the Merger Agreement. Under specified circumstances, including termination by a party to accept a superior proposal or termination by the other party upon a change in such party’s board of directors’ recommendation to its stockholders, each of us and Qorvo will be required to pay the other party a termination fee of $298.7 million, as more fully described in the Merger Agreement. Alternatively, under certain specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, or failure to receive certain required regulatory approvals of specified governmental authorities, we will be required to pay Qorvo a termination fee of $100.0 million, as more fully described in the Merger Agreement.

In connection with the execution of the Merger Agreement, we entered into the Bridge Commitment Letter on October 27, 2025, with Goldman Sachs Bank USA, which committed to provide, subject to the satisfaction of customary closing conditions, up to $3,050.0 million of senior unsecured bridge term loans for the purpose of financing a portion of the cash portion of the consideration to be paid to Qorvo stockholders, paying related fees and expenses in connection with the Mergers and the other transactions contemplated by the Merger Agreement and, in certain circumstances, to refinance certain of Qorvo’s senior notes. The receipt of financing by us is not a condition to our obligation to consummate the Mergers.

Pursuant to the terms of the Bridge Commitment Letter, $1,550.0 million of the senior unsecured bridge term loans had been specifically designated to represent the principal amount of the Qorvo Notes Tranche, and if a ratings decline (as defined in the applicable Qorvo indenture as in effect on the date of the commitment letter) did not occur on or prior to December 27, 2025 (which date would be extended so long as the rating of any series of Qorvo’s outstanding senior notes was under publicly announced consideration for possible downgrade), then the aggregate commitments in respect of the Qorvo Notes Tranche under the Bridge Commitment Letter would be automatically permanently reduced dollar-for-dollar by the aggregate principal amount of Qorvo’s senior notes. On December 28, 2025, Goldman Sachs Bank USA notified the Company that there was no such ratings decline, no rating as to any series of Qorvo’s outstanding senior notes was under publicly announced consideration for possible downgrade, and therefore the Qorvo Notes Tranche had been permanently reduced to $0.00. As a result, as of January 2, 2026, Goldman Sachs Bank USA has committed to provide up to $1,500.0 million of senior unsecured bridge term loans.

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

For more information on risks related to the Mergers, see Part I, Item 1A, Risk Factors, “Risks Associated with the Proposed Transaction with Qorvo” in the 2025 10-K.

General
During the three months ended January 2, 2026, the following key factors contributed to our overall results of operations, financial position, and cash flows:

•Net revenue decreased to $1,035.4 million for the three months ended January 2, 2026, as compared to $1,068.5 million for the corresponding period in fiscal 2025, driven primarily by a decrease in market share at a significant customer, partially offset by an increase in demand for our Wi-Fi products.

•Our ending cash, cash equivalents, and marketable securities balance increased to $1,568.6 million. The increase in cash, cash equivalents, and marketable securities during the three months ended January 2, 2026 was primarily due to cash generated from operations of $395.5 million, partially offset by dividend payments of $106.4 million and capital expenditures of $56.5 million.

Net Revenue

	Three Months Ended
(dollars in millions)	January 2, 2026	Change	December 27, 2024
Net revenue	$1,035.4	(3.1)%	$1,068.5

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

The decrease in net revenue for the three months ended January 2, 2026, as compared with the corresponding period in fiscal 2025, was driven primarily by a decrease in market share at a significant customer, partially offset by an increase in demand for our Wi-Fi products.

Gross Profit

	Three Months Ended
(dollars in millions)	January 2, 2026	Change	December 27, 2024
Gross profit	$427.2	(3.3)%	$441.9
% of net revenue	41.3%		41.4%

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

The decrease in gross profit for the three months ended January 2, 2026, as compared with the corresponding period in fiscal 2025, was primarily the result of unfavorable product mix, partially offset by higher unit volumes.

Research and Development

	Three Months Ended
(dollars in millions)	January 2, 2026	Change	December 27, 2024
Research and development	$203.4	15.3%	$176.4
% of net revenue	19.6%		16.5%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation units and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The increase in research and development expenses for the three months ended January 2, 2026, as compared with the corresponding period in fiscal 2025, was primarily related to increases in headcount-related expenses, including share-based compensation and costs for engineering prototypes as a result of our increased investment in developing new technologies and products.

Selling, General, and Administrative

	Three Months Ended
(dollars in millions)	January 2, 2026	Change	December 27, 2024
Selling, general, and administrative	$108.4	31.2%	$82.6
% of net revenue	10.5%		7.7%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses for the three months ended January 2, 2026, as compared with the corresponding period in fiscal 2025, was primarily related to increases in professional services costs related to the ongoing Qorvo transaction, partially offset by decreases in headcount-related expenses, including share-based compensation.

Amortization of Intangibles

	Three Months Ended
(dollars in millions)	January 2, 2026	Change	December 27, 2024
Amortization of intangibles	$0.2	—%	$0.2
% of net revenue	—%		—%

Amortization of intangible assets was consistent for the three months ended January 2, 2026, as compared with the corresponding period in fiscal 2025.

Restructuring, Impairment, and Other Charges

	Three Months Ended
(dollars in millions)	January 2, 2026	Change	December 27, 2024
Restructuring, impairment, and other charges	$11.4	612.5%	$1.6
% of net revenue	1.1%		0.2%

The increase in restructuring, impairment, and other charges for the three months ended January 2, 2026, as compared with the corresponding period in fiscal 2025, was due to an increase in costs associated with facility consolidation and closure.

Interest Expense

	Three Months Ended
(dollars in millions)	January 2, 2026	Change	December 27, 2024
Interest expense	$6.3	(7.4)%	$6.8
% of net revenue	0.6%		0.6%

Interest expense was consistent for the three months ended January 2, 2026, as compared with the corresponding period in fiscal 2025.

Other Income, Net

	Three Months Ended
(dollars in millions)	January 2, 2026	Change	December 27, 2024
Other income, net	$12.2	(24.2)%	$16.1
% of net revenue	1.2%		1.5%

The decrease in other income, net for the three months ended January 2, 2026, as compared with the corresponding period in fiscal 2025, was primarily due to a decrease in interest income generated from cash, cash equivalents, and marketable securities.

Provision for Income Taxes

	Three Months Ended
(dollars in millions)	January 2, 2026	Change	December 27, 2024
Provision for income taxes	$30.5	7.4%	$28.4
% of net revenue	2.9%		2.7%

We recorded a provision for income taxes of $30.5 million for the three months ended January 2, 2026.

The increase in income tax expense for the three months ended January 2, 2026, as compared with the corresponding period in fiscal 2025, was primarily due to higher foreign taxes, share-based compensation shortfalls, uncertain tax positions, transaction costs related to the pending transaction with Qorvo, and a lower FDII benefit, partially offset by an increase in research and development credits.

In December 2021, the OECD Inclusive Framework on BEPS released GloBE rules under Pillar Two. Many countries have implemented laws based on Pillar Two, which became effective for us beginning in fiscal 2025. In January 2026, the OECD Inclusive Framework released significant administrative guidance including the side-by-side safe harbor package that will apply to U.S. multinational enterprise groups. The tax impact associated with Pillar Two was immaterial to the financial statements for the three months ended January 2, 2026 and December 27, 2024. We continue to evaluate the impact of proposed and enacted legislative changes as new guidance becomes available.

In July 2025, the U.S. government enacted the OBBBA. The OBBBA did not have a material impact to the financials for the three months ended January 2, 2026. We continue to evaluate the impact of the OBBBA on our business for future periods.

The Company may record additional impacts to its tax provision in the subsequent quarters as it continues to analyze the new law, other factors such as changes from its business operations, financial results and forecasts, and interrelated items.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
(in millions)	January 2, 2026	December 27, 2024
Cash and cash equivalents at beginning of period	$1,161.3	$1,368.6
Net cash provided by operating activities	395.5	377.2
Net cash provided by investing activities	139.0	7.5
Net cash used in financing activities	(145.4)	(150.8)
Cash and cash equivalents at end of period	$1,550.4	$1,602.5

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $18.3 million increase in cash provided by operating activities during the three months ended January 2, 2026, as compared with the corresponding period in fiscal 2025, was primarily related to an increase in cash inflows as a result of changes to working capital (net of cash) of $90.0 million, due primarily to accounts receivable, partially offset by a lower net income.

Cash provided by investing activities:
Cash provided by investing activities consists primarily of cash received related to the sale or maturity of marketable securities, partially offset by cash paid to purchase marketable securities, capital expenditures, and cash paid to acquire intangible assets. The $131.5 million increase in cash provided by investing activities during the three months ended January 2, 2026, as compared with the corresponding period in fiscal 2025, was primarily related to a decrease of $139.9 million in purchases of marketable securities and an increase of $15.5 million in the sale or maturity of marketable securities, partially offset by an increase of $17.5 million in capital expenditures purchases.

Cash used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity and proceeds and payments related to our long-term borrowings. The $5.4 million decrease in cash used in financing activities during the three months ended January 2, 2026, as compared with the corresponding period in fiscal 2025, was primarily related to a decrease of $6.1 million in dividend payments.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $1,568.6 million as of January 2, 2026, representing an increase of $180.2 million from October 3, 2025.

We have outstanding $500.0 million of Notes Due 2026 and $500.0 million of Notes Due 2031 (the “Notes”). We have a Revolving Credit Agreement under which we may borrow up to $750.0 million for general corporate purposes and working capital needs of the Company and its subsidiaries. As of January 2, 2026, there were no borrowings outstanding under the Revolver. The Revolving Credit Agreement expires on November 18, 2030.

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

Our contractual obligations disclosure in the 2025 10-K has not materially changed since we filed that report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to overall financial market risks, such as changes in market liquidity, credit quality, investment risk, interest rate risk, and foreign exchange rate risk as described below.

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our investment portfolio. Our investment portfolio consists of cash and cash equivalents (money market funds, corporate bonds and notes, and U.S. Treasury and government securities purchased with less than ninety days until maturity) that total approximately $1,550.4 million, and marketable securities (U.S. Treasury and government securities and corporate bonds and notes) of approximately $8.3 million and $9.9 million within short-term and long-term marketable securities, respectively, as of January 2, 2026.

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

Based on our results of operations for the three months ended January 2, 2026, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments of 100 basis points would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three months ended January 2, 2026 and December 27, 2024, we had not entered into any outstanding foreign currency forward or options contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of January 2, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Refer to Note 9 of the Notes to Consolidated Financial Statements for a detailed discussion.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in the 2025 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended January 2, 2026:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
10/04/25 - 10/31/25	—		—	—	$1.2 billion
11/01/25 - 11/28/25	621,305	(3)	$62.78	—	$1.2 billion
11/29/25 - 01/02/26	—		—	—	$1.2 billion
	621,305			—
(1) The stock repurchase program approved by the Board of Directors on February 4, 2025 authorized the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements, and expires on February 3, 2027.
(2) The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the stock repurchase program, as applicable, and is included in the cost of shares repurchased in the Consolidated Statement of Stockholders’ Equity.
(3) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 27, 2025, by and among Skyworks Solutions, Inc., Qorvo, Inc., Comet Acquisition Corp. and Comet Acquisition II, LLC	8-K	001-05560	2.1	10/28/2025

10.1^	Fiscal Year 2026 Executive Incentive Plan					X

10.2	Second Amendment, dated as of November 18, 2025, among the Company, the borrowing subsidiaries thereto and JPMorgan Chase Bank, N.A. as administrative agent, amending the Revolving Credit Agreement, dated as of May 21, 2021, by and among the Company, the lenders party thereto and the administrative agent	8-K	001-05560	10.1	11/24/2025

10.3	Commitment Letter, dated as of October 27, 2025, by and between Skyworks Solutions, Inc. and Goldman Sachs Bank USA	8-K	001-05560	10.1	10/28/2025

10.4	Voting and Support Agreement, dated as of October 27, 2025, by and between Skyworks Solutions, Inc. and certain affiliates of Starboard Value	8-K	001-05560	10.2	10/28/2025

10.5	Severance and Change in Control Benefits Plan	8-K	001-05560	10.1	11/14/2025

31.1
Certification of the Company’s Principal Executive Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X

31.2
Certification of the Company’s Principal Financial Officer pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

SKYWORKS SOLUTIONS, INC.

Date:	February 5, 2026	By:	/s/ Philip G. Brace
Philip G. Brace
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Philip Carter
Philip Carter
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)