Form 10-Q
period 2026-04-03
SKYWORKS SOLUTIONS, INC.
filed 2026-05-05
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
OR
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

As of April 30, 2026, the registrant had 150,405,963 shares of common stock, par value $0.25 per share, outstanding.
1

SKYWORKS SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED APRIL 3, 2026

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Net revenue	$943.7	$953.2	$1,979.1	$2,021.7
Cost of goods sold	558.4	561.6	1,166.5	1,188.2
Gross profit	385.3	391.6	812.6	833.5
Operating expenses:
Research and development	212.4	186.5	415.7	362.9
Selling, general, and administrative	119.7	88.0	228.0	170.6
Amortization of intangibles	0.2	0.2	0.5	0.5
Restructuring, impairment, and other charges	10.9	19.6	22.5	21.1
Total operating expenses	343.2	294.3	666.7	555.1
Operating income	42.1	97.3	145.9	278.4
Interest expense	(7.5)	(6.8)	(13.9)	(13.6)
Other income, net	10.8	11.9	23.0	28.0
Income before income taxes	45.4	102.4	155.0	292.8
Provision for income taxes	9.8	33.7	40.2	62.1
Net income	$35.6	$68.7	$114.8	$230.7
Earnings per share:
Basic	$0.24	$0.43	$0.77	$1.45
Diluted	$0.24	$0.43	$0.76	$1.44
Weighted average shares:
Basic	150.3	158.5	149.9	159.4
Diluted	150.6	158.8	150.5	160.1
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Net income	$35.6	$68.7	$114.8	$230.7
Other comprehensive loss, net of tax:
Fair value of investments	—	—	(0.1)	(0.1)
Pension adjustments	—	—	(0.2)	—
Comprehensive income	$35.6	$68.7	$114.5	$230.6
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	April 3, 2026	October 3, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,413.3	$1,161.3
Marketable securities	8.5	212.9
Receivables, net of allowances of $0.9 and $0.9, respectively	336.0	598.1
Inventory	885.6	754.7
Other current assets	482.2	350.0
Total current assets	3,125.6	3,077.0
Property, plant, and equipment, net	1,187.8	1,194.6
Operating lease right-of-use assets	182.2	192.4
Goodwill	2,176.7	2,176.7
Intangible assets, net	721.6	809.0
Deferred tax assets, net	385.9	375.6
Marketable securities	14.6	14.2
Other long-term assets	101.6	77.5
Total assets	$7,896.0	$7,917.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$266.2	$236.0
Accrued compensation and benefits	138.2	180.7
Current portion of long-term debt	499.9	499.4
Other current liabilities	411.4	407.1
Total current liabilities	1,315.7	1,323.2
Long-term debt	496.7	496.4
Long-term tax liabilities	97.6	85.7
Long-term operating lease liabilities	156.5	170.5
Other long-term liabilities	63.8	84.1
Total liabilities	2,130.3	2,159.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 150.4 shares issued and outstanding at April 3, 2026, and 148.7 shares issued and outstanding at October 3, 2025	37.6	37.2
Additional paid-in capital	175.0	68.1
Retained earnings	5,558.5	5,656.9
Accumulated other comprehensive loss	(5.4)	(5.1)
Total stockholders’ equity	5,765.7	5,757.1
Total liabilities and stockholders’ equity	$7,896.0	$7,917.0
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	April 3, 2026	March 28, 2025
Cash flows from operating activities:
Net income	$114.8	$230.7
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	115.7	113.8
Depreciation	142.3	136.2
Amortization of intangible assets	87.5	94.0
Deferred income taxes	(10.1)	19.7
Amortization of debt discount and issuance costs	1.1	1.0
Other, net	(0.6)	(3.6)
Changes in assets and liabilities:
Receivables, net	262.1	136.9
Inventory	(134.7)	112.0
Accounts payable	32.9	10.9
Other current and long-term assets and liabilities	(165.2)	(65.0)
Net cash provided by operating activities	445.8	786.6
Cash flows from investing activities:
Capital expenditures	(138.9)	(77.5)
Purchased intangibles	(19.6)	(17.4)
Purchases of marketable securities	(27.7)	(280.0)
Sales and maturities of marketable securities	232.4	347.3
Other	0.6	2.2
Net cash provided by (used in) investing activities	46.8	(25.4)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(40.0)	(38.9)
Repurchase of common stock - stock repurchase program	(7.5)	(500.0)
Dividends paid	(213.2)	(223.1)
Proceeds from employee stock purchase plan	21.2	20.0
Debt financing costs	(1.1)	—
Net cash used in financing activities	(240.6)	(742.0)
Net increase in cash and cash equivalents	252.0	19.2
Cash and cash equivalents at beginning of period	1,161.3	1,368.6
Cash and cash equivalents at end of period	$1,413.3	$1,387.8
Supplemental cash flow disclosures:
Income taxes paid	$95.3	$115.0
Interest paid	$12.3	$12.4
Incentives paid in common stock	$16.6	$—
Non-cash investing in purchased intangibles, accrued but not paid	$—	$24.4
Non-cash investing in capital expenditures, accrued but not paid	$32.2	$45.0
Operating lease assets obtained in exchange for new lease liabilities	$5.5	$19.6
See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions)

	Shares of common stock	Par value of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at October 3, 2025	148.7	$37.2	$68.1	$5,656.9	$(5.1)	$5,757.1
Net income	—	—	—	79.2	—	79.2
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.2	0.3	(22.7)	—	—	(22.4)
Share-based compensation expense	—	—	51.7	—	—	51.7
Dividends declared	—	—	—	(106.4)	—	(106.4)
Other comprehensive loss	—	—	—	—	(0.3)	(0.3)
Balance at January 2, 2026	149.9	$37.5	$97.1	$5,629.7	$(5.4)	$5,758.9
Net income	—	$—	$—	$35.6	$—	$35.6
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.5	0.1	20.0	—	—	20.1
Share-based compensation expense	—	—	57.9	—	—	57.9
Dividends declared	—	—	—	(106.8)	—	(106.8)
Balance at April 3, 2026	150.4	$37.6	$175.0	$5,558.5	$(5.4)	$5,765.7

Balance at September 27, 2024	159.9	$40.0	$269.4	$6,032.9	$(5.6)	$6,336.7
Net income	—	—	—	162.0	—	162.0
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.8	0.2	(38.5)	—	—	(38.3)
Share-based compensation expense	—	—	52.8	—	—	52.8
Dividends declared	—	—	—	(112.5)	—	(112.5)
Balance at December 27, 2024	160.7	$40.2	$283.7	$6,082.4	$(5.6)	$6,400.7
Net income	—	$—	$—	$68.7	$—	$68.7
Exercise and settlement of share-based awards, net of shares withheld for taxes	0.3	0.1	19.4	—	—	19.5
Share-based compensation expense	—	—	66.4	—	—	66.4
Repurchase of common stock	(7.4)	(1.9)	(369.5)	(132.9)	—	(504.3)
Dividends declared	—	—	—	(110.6)	—	(110.6)
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)
Balance at March 28, 2025	153.6	$38.4	$—	$5,907.6	$(5.7)	$5,940.3
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

The Company’s fiscal year ends on the Friday closest to September 30. The fiscal year ending on October 2, 2026 consists of 52 weeks (“fiscal 2026”). The fiscal year ended on October 3, 2025 consisted of 53 weeks (“fiscal 2025”). The three and six months ended April 3, 2026, and March 28, 2025, each consisted of 13 weeks and 26 weeks, respectively.

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

Net revenue by geographic area is as follows (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
United States	$687.3	$712.6	$1,493.1	$1,571.0
Taiwan	84.9	72.9	156.6	119.9
China	61.8	64.6	124.9	128.9
South Korea	56.5	46.3	100.3	94.5
Europe, Middle East, and Africa	44.3	47.1	85.7	88.7
Other Asia-Pacific	8.9	9.7	18.5	18.7
Total net revenue	$943.7	$953.2	$1,979.1	$2,021.7

Net revenue by sales channel is as follows (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Distributors	$815.1	$833.2	$1,731.0	$1,784.1
Direct customers	128.6	120.0	248.1	237.6
Total net revenue	$943.7	$953.2	$1,979.1	$2,021.7

The Company’s revenue from external customers is generated principally from the sale of semiconductor products. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

3.    MARKETABLE SECURITIES

The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	April 3, 2026	October 3, 2025	April 3, 2026	October 3, 2025
U.S. Treasury and government securities	$6.3	$112.4	$12.7	$14.2
Corporate bonds and notes	2.2	100.5	1.5	—
Municipal bonds	—	—	0.4	—
Total marketable securities	$8.5	$212.9	$14.6	$14.2

The contractual maturities of noncurrent available-for-sale marketable securities were within two years or less of issuance of the applicable securities. Neither gross unrealized gains and losses nor realized gains and losses were material as of April 3, 2026, or October 3, 2025.

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

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of
	April 3, 2026				October 3, 2025
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$1,413.3	$1,412.4	$0.9	$—	$1,161.3	$1,120.3	$41.0	$—
U.S. Treasury and government securities	19.0	4.7	14.3	—	126.6	109.1	17.5	—
Corporate bonds and notes	3.7	—	3.7	—	100.5	—	100.5	—
Municipal bonds	0.4	—	0.4	—	—	—	—	—
Total assets at fair value	$1,436.4	$1,417.1	$19.3	$—	$1,388.4	$1,229.4	$159.0	$—
(1) Cash equivalents included in Levels 1 and 2 consist of money market funds, municipal bonds, corporate bonds and notes, and U.S. Treasury and government securities purchased with ninety days or less until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three and six months ended April 3, 2026 and March 28, 2025, respectively.

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets.

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	April 3, 2026		October 3, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.80% Senior Notes due 2026	$499.9	$497.6	$499.4	$491.1
3.00% Senior Notes due 2031	496.7	447.3	496.4	453.4
Total debt under Senior Notes	$996.6	$944.9	$995.8	$944.5

5.    INVENTORY

Inventory consists of the following (in millions):

	As of
	April 3, 2026	October 3, 2025
Raw materials	$60.4	$44.8
Work-in-process	554.5	540.6
Finished goods	270.7	169.3
Total inventory	$885.6	$754.7

6.    PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	April 3, 2026	October 3, 2025
Land and improvements	$11.9	$11.9
Buildings and improvements	658.0	649.0
Furniture and fixtures	98.4	95.6
Machinery and equipment	3,518.1	3,463.4
Construction in progress	118.8	86.7
Total property, plant, and equipment, gross	4,405.2	4,306.6
Accumulated depreciation	(3,217.4)	(3,112.0)
Total property, plant, and equipment, net	$1,187.8	$1,194.6

7.    GOODWILL AND INTANGIBLE ASSETS

There were no changes to the carrying amount of goodwill during the three and six months ended April 3, 2026.

The Company tests its goodwill and its indefinite-lived intangible assets for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if certain events occur indicating the carrying value may be impaired. There were no indicators of goodwill and in-process research and development (“IPR&D”) impairment noted during the three and six months ended April 3, 2026 and March 28, 2025, respectively.

Intangible assets consist of the following (in millions):

		As of
	Weighted Average Amortization Period (Years)	April 3, 2026			October 3, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and other	6.4	$1,396.5	$(750.7)	$645.8	$1,396.5	$(678.5)	$718.0
Technology licenses	3.2	106.7	(33.7)	73.0	167.0	(78.8)	88.2
In-process research and development		2.8	—	2.8	2.8	—	2.8
Total intangible assets		$1,506.0	$(784.4)	$721.6	$1,566.3	$(757.3)	$809.0

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. There were no transfers of IPR&D assets to definite-lived intangible assets during the three and six months ended April 3, 2026. During each of the three and six months ended March 28, 2025, $24.7 million of IPR&D assets were transferred to definite-lived intangible assets, and are being amortized over their useful lives of eight years. Amortization expense related to definite-lived intangible assets was $42.9 million and $87.5 million for the three and six months ended April 3, 2026, respectively, primarily recorded within cost of goods sold. Amortization expense related to definite-lived intangible assets was $45.6 million and $94.0 million for the three and six months ended March 28, 2025, respectively, primarily recorded within cost of goods sold.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets, excluding IPR&D, is expected to be as follows (in millions):

	Remaining 2026	2027	2028	2029	2030	Thereafter
Amortization expense	$85.8	$159.2	$124.6	$91.0	$83.2	$175.0

8.    INCOME TAXES

The provision for income taxes consists of the following components (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Provision for income taxes	$9.8	$33.7	$40.2	$62.1
Effective tax rate	21.6%	32.9%	25.9%	21.2%

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and six months ended April 3, 2026 resulted primarily from tax on global intangible low-taxed income (“GILTI”), net of foreign tax credits, tax expense related to share-based compensation shortfalls and uncertain tax positions, and transaction costs related to the pending transaction with Qorvo (see Note 13), partially offset by foreign earnings taxed at rates lower than the federal statutory rate and tax benefits from foreign-derived intangible income deduction (“FDII”), and research and experimentation tax credits.

The difference between the Company’s effective tax rate and the 21.0% United States federal statutory rate for the three and six months ended March 28, 2025 resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, a benefit from FDII, and research and experimentation and foreign tax credits earned, partially offset by a tax on GILTI, and tax expense related to share-based compensation shortfalls. In addition to the aforementioned factors, the Company’s effective tax rate was higher than the 21.0% United States federal statutory rate due to the remeasurement of existing net deferred tax liabilities in Singapore.

In August 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion. The Company was subject to the provisions of CAMT beginning in fiscal 2024. CAMT did not have a material impact on the Company’s consolidated financial statements during the three and six months ended April 3, 2026 and had no impact on the Company’s consolidated financial statements during the three and six months ended March 28, 2025.

In December 2021, the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) released Global Anti-Base Erosion (“GloBE”) rules under Pillar Two. Many countries have implemented laws based on Pillar Two, which was effective for the Company beginning in fiscal 2025. Pillar Two did not have a material impact on the Company’s consolidated financial statements during the three and six months ended April 3, 2026 and March 28, 2025.

In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains numerous provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international tax framework. The OBBBA did not have a material impact on the Company’s consolidated estimated annualized effective tax rate during the three and six months ended April 3, 2026. The Company continues to evaluate the impact of the OBBBA on its business for future periods.

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

The Company monitors the status of legal proceedings and other contingencies on an ongoing basis to assess whether loss contingencies should be recognized and disclosed in its financial statements and footnotes. Other than as described below, the Company does not believe there are any pending legal proceedings that are at least reasonably possible to result in a material loss. On June 20, 2025, Denso Corporation filed patent infringement litigation against the Company in the U.S. (United States District Court for the Central District of California) and on June 20, 2025 and October 31, 2025, Denso Corporation filed patent infringement litigation against the Company in Japan (Civil Division of the Osaka District Court). Denso alleged that the Company had and was willfully infringing Denso’s U.S. patent (7,758,979) and Japanese patents (JP5190841 and JP5966199), each relating to piezoelectric thin film. During the three and six months ended April 3, 2026, the Company settled the Denso Corporation litigation and recorded an immaterial charge to the Company’s financial statements.

In addition to the above matter, the Company is engaged in various legal actions in the normal course of business and, while there can be no assurances, the Company believes the outcome of such pending legal actions will not have, individually or in the aggregate, a material adverse effect on its business or financial statements. The Company’s aggregate accrual for legal contingencies was not material as of April 3, 2026 and October 3, 2025.

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

The Company maintains certain minimum purchase commitments under long-term capacity reservation agreements primarily with foundries for the purchase of wafers. Under these agreements, the Company has agreed to pay a combination of refundable deposits and prepayments to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements. As of April 3, 2026, deposits and prepayments under the long-term capacity reservation agreements were

$57.0 million, with $16.2 million recorded within other current assets and $40.8 million recorded within other long-term assets. As of October 3, 2025, deposits and prepayments under the long-term capacity reservation agreements were $26.4 million, with $7.7 million recorded within other current assets and $18.7 million recorded within other long-term assets.

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

During each of the three and six months ended April 3, 2026, the Company did not repurchase any shares of its common stock. As of April 3, 2026, approximately $1.2 billion remained available under the stock repurchase program.

During each of the three and six months ended March 28, 2025, the Company repurchased 7.4 million shares of its common stock for $504.3 million (including commissions and excise tax, as applicable), all of which shares were repurchased pursuant to the stock repurchase program.

Dividends
On May 5, 2026, the Company announced that the Board of Directors had declared a cash dividend on the Company’s common stock of $0.71 per share. This dividend is payable on June 16, 2026, to the Company’s stockholders of record as of the close of business on May 26, 2026. Future dividends are subject to declaration by the Board of Directors.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	Fiscal Years Ended
	October 2, 2026		October 3, 2025
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.71	$106.4	$0.70	$112.5
Second quarter	0.71	106.8	0.70	110.6
Total dividends	$1.42	$213.2	$1.40	$223.1

Share-based Compensation
The following table summarizes the share-based compensation expense by line item in the Consolidated Statements of Operations (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Cost of goods sold	$5.6	$5.7	$23.1	$13.0
Research and development	36.6	27.6	66.4	53.2
Selling, general, and administrative	15.8	16.9	26.2	35.1
Restructuring, impairment, and other charges	—	12.5	—	12.5
Total share-based compensation	$58.0	$62.7	$115.7	$113.8

11.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Net income	$35.6	$68.7	$114.8	$230.7

Weighted average shares outstanding – basic	150.3	158.5	149.9	159.4
Dilutive effect of equity-based awards	0.3	0.3	0.6	0.7
Weighted average shares outstanding – diluted	150.6	158.8	150.5	160.1

Net income per share – basic	$0.24	$0.43	$0.77	$1.45
Net income per share – diluted	$0.24	$0.43	$0.76	$1.44

Anti-dilutive common stock equivalents	3.7	2.6	1.6	0.1

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during the three and six months ended April 3, 2026, and March 28, 2025, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

12.    SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	April 3, 2026	October 3, 2025
Prepaid expenses	$234.4	$201.0
Other	247.8	149.0
Total other current assets	$482.2	$350.0

Other current liabilities consist of the following (in millions):

	As of
	April 3, 2026	October 3, 2025
Accrued customer liabilities	$200.4	$202.8
Accrued taxes	67.6	71.3
Short-term operating lease liabilities	36.5	36.8
Other	106.9	96.2
Total other current liabilities	$411.4	$407.1

13.    PENDING TRANSACTION WITH QORVO

On October 27, 2025, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Qorvo, Inc. (“Qorvo”), Comet Acquisition Corp. (“Merger Sub I”), and Comet Acquisition II, LLC (“Merger Sub II”) in a cash-and-stock transaction, pursuant to which Merger Sub I will be merged with and into Qorvo (the “First Merger”), with Qorvo as the surviving entity in the First Merger (the “Surviving Corporation”) and the Surviving Corporation continuing as a wholly owned subsidiary of the Company, and immediately following the First Merger, and as the second step in a single integrated transaction with the First Merger, the Surviving Corporation will be merged with and into Merger Sub II (the “Second Merger,” and together with the

First Merger, the “Mergers”), with Merger Sub II as the surviving entity in the Second Merger and a wholly owned subsidiary of the Company. Under the terms of the Merger Agreement, Qorvo stockholders will receive 0.960 of a share of Skyworks common stock and $32.50 per share in cash upon the completion of the transaction, representing a combined company enterprise value of approximately $22.0 billion based on market close on October 27, 2025. The transaction will close after receipt of regulatory approvals, certain approvals of Qorvo and Skyworks stockholders, and satisfaction of other customary closing conditions. The transaction is currently expected to close early in calendar year 2027.

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

Each of Skyworks’ special meeting of stockholders and Qorvo’s special meeting of stockholders were held virtually on February 11, 2026 at 11:30 AM, Pacific Time, and the stockholders of each respective company approved the ballot measures at each of their respective special meetings.

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

In connection with the execution of the Merger Agreement, the Company entered into a commitment letter (“Bridge Commitment Letter”) on October 27, 2025, with Goldman Sachs Bank USA, which committed to provide, subject to the satisfaction of customary closing conditions, up to $3,050.0 million of senior unsecured bridge term loans for the purpose of financing a portion of the cash portion of the consideration to be paid to Qorvo stockholders, paying related fees and expenses in connection with the Mergers and the other transactions contemplated by the Merger Agreement and, in certain circumstances, to refinance certain of Qorvo’s senior notes. Depending on market conditions, the Company may choose to opportunistically put in place the financing for the transactions contemplated by the Merger Agreement well in advance of any expected closing, including to partially pay the cash portion of the consideration to be paid to Qorvo stockholders and to pay fees and expenses, as well as potential transactions to refinance and/or exchange Qorvo’s senior notes. The receipt of financing by the Company is not a condition to the Company’s obligation to consummate the Mergers.

Pursuant to the terms of the Bridge Commitment Letter, $1,550.0 million of the senior unsecured bridge term loans had been specifically designated to represent the principal amount of Qorvo’s outstanding senior notes (the “Qorvo Notes Tranche”), and if a ratings decline (as defined in the applicable Qorvo indenture as in effect on the date of the commitment letter) did not occur on or prior to December 27, 2025 (which date would be extended so long as the rating of any series of Qorvo’s outstanding senior notes was under publicly announced consideration for possible downgrade), then the aggregate commitments in respect of the Qorvo Notes Tranche under the Bridge Commitment Letter would be automatically permanently reduced dollar-for-dollar by the aggregate principal amount of Qorvo’s senior notes. On December 28, 2025, Goldman Sachs Bank USA notified the Company that there was no such ratings decline, no rating as to any series of Qorvo’s outstanding senior notes was under publicly announced consideration for possible downgrade, and therefore the Qorvo Notes Tranche had been permanently reduced to $0.00. As a result, as of April 3, 2026, Goldman Sachs Bank USA has committed to provide up to $1,500.0 million of senior unsecured bridge term loans.

Transaction costs were $19.7 million and $53.4 million recorded within selling, general, and administrative expense during the three and six months ended April 3, 2026, respectively. These costs mainly consisted of professional fees and administrative costs for the pending transaction and were expensed as incurred in the Company’s condensed consolidated statements of operations.

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

The Revolving Credit Agreement contains customary representations and warranties and covenants, including restrictions on the incurrence of indebtedness by non-guarantor subsidiaries and the creation of liens, and a financial covenant consisting of a limitation on leverage, defined as consolidated total indebtedness divided by consolidated earnings before interest, taxes, depreciation, and amortization for the period of four consecutive quarters not to exceed a ratio of 3.0 to 1.0. As of April 3, 2026 and October 3, 2025, there were no borrowings outstanding and the Company was in compliance with all debt covenants under the Revolver.

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

RESULTS OF OPERATIONS

Three and Six Months Ended April 3, 2026, and March 28, 2025
The following table sets forth the results of our operations expressed as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.2	58.9	58.9	58.8
Gross profit	40.8	41.1	41.1	41.2
Operating expenses:
Research and development	22.5	19.6	21.0	18.0
Selling, general, and administrative	12.7	9.2	11.5	8.4
Amortization of intangibles	—	—	—	—
Restructuring, impairment, and other charges	1.2	2.1	1.1	1.0
Total operating expenses	36.4	30.9	33.6	27.4
Operating income	4.5	10.2	7.4	13.8
Interest expense	(0.8)	(0.7)	(0.7)	(0.7)
Other income, net	1.1	1.2	1.2	1.4
Income before income taxes	4.8	10.7	7.8	14.5
Provision for income taxes	1.0	3.5	2.0	3.1
Net income	3.8%	7.2%	5.8%	11.4%

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

Each of Skyworks’ special meeting of stockholders and Qorvo’s special meeting of stockholders were held virtually on February 11, 2026 at 11:30 AM, Pacific Time, and the stockholders of each respective company approved the ballot measures at each of their respective special meetings.

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

In connection with the execution of the Merger Agreement, we entered into the Bridge Commitment Letter on October 27, 2025, with Goldman Sachs Bank USA, which committed to provide, subject to the satisfaction of customary closing conditions, up to $3,050.0 million of senior unsecured bridge term loans for the purpose of financing a portion of the cash portion of the consideration to be paid to Qorvo stockholders, paying related fees and expenses in connection with the Mergers and the other transactions contemplated by the Merger Agreement and, in certain circumstances, to refinance certain of Qorvo’s senior notes. Depending on market conditions, we may choose to opportunistically put in place the financing for the transactions contemplated by the Merger Agreement well in advance of any expected closing, including to partially pay the cash portion of the consideration to be paid to Qorvo stockholders and to pay fees and expenses, as well as potential transactions to refinance and/or exchange Qorvo’s senior notes. The receipt of financing by us is not a condition to our obligation to consummate the Mergers.

Pursuant to the terms of the Bridge Commitment Letter, $1,550.0 million of the senior unsecured bridge term loans had been specifically designated to represent the principal amount of the Qorvo Notes Tranche, and if a ratings decline (as defined in the applicable Qorvo indenture as in effect on the date of the commitment letter) did not occur on or prior to December 27, 2025 (which date would be extended so long as the rating of any series of Qorvo’s outstanding senior notes was under publicly announced consideration for possible downgrade), then the aggregate commitments in respect of the Qorvo Notes Tranche under the Bridge Commitment Letter would be automatically permanently reduced dollar-for-dollar by the aggregate principal amount of Qorvo’s senior notes. On December 28, 2025, Goldman Sachs Bank USA notified the Company that there was no such ratings decline, no rating as to any series of Qorvo’s outstanding senior notes was under publicly announced consideration for possible downgrade, and therefore the Qorvo Notes Tranche had been permanently reduced to $0.00. As a result, as of April 3, 2026, Goldman Sachs Bank USA has committed to provide up to $1,500.0 million of senior unsecured bridge term loans.

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

General
During the three months ended April 3, 2026, the following key factors contributed to our overall results of operations, financial position, and cash flows:

•Net revenue decreased to $943.7 million for the three months ended April 3, 2026, as compared to $953.2 million for the corresponding period in fiscal 2025, driven primarily by a decrease in market share at a significant customer, partially offset by an increase in demand for our Wi-Fi products.

•Our ending cash, cash equivalents, and marketable securities balance decreased to $1,436.4 million. The decrease in cash, cash equivalents, and marketable securities during the three months ended April 3, 2026 was primarily due to dividend payments of $106.8 million and capital expenditures of $82.3 million, partially offset by cash generated from operations of $50.3 million.

Net Revenue

	Three Months Ended			Six Months Ended
(dollars in millions)	April 3, 2026	Change	March 28, 2025	April 3, 2026	Change	March 28, 2025
Net revenue	$943.7	(1.0)%	$953.2	$1,979.1	(2.1)%	$2,021.7

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

The decrease in net revenue for the three and six months ended April 3, 2026, as compared with the corresponding periods in fiscal 2025, was driven primarily by a decrease in market share at a significant customer, partially offset by an increase in demand for our Wi-Fi products.

Gross Profit

	Three Months Ended			Six Months Ended
(dollars in millions)	April 3, 2026	Change	March 28, 2025	April 3, 2026	Change	March 28, 2025
Gross profit	$385.3	(1.6)%	$391.6	$812.6	(2.5)%	$833.5
% of net revenue	40.8%		41.1%	41.1%		41.2%

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

The decrease in gross profit for the three and six months ended April 3, 2026, as compared with the corresponding periods in fiscal 2025, was primarily the result of unfavorable product mix, partially offset by higher unit volumes.

Research and Development

	Three Months Ended			Six Months Ended
(dollars in millions)	April 3, 2026	Change	March 28, 2025	April 3, 2026	Change	March 28, 2025
Research and development	$212.4	13.9%	$186.5	$415.7	14.5%	$362.9
% of net revenue	22.5%		19.6%	21.0%		18.0%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation units and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The increase in research and development expenses for the three and six months ended April 3, 2026, as compared with the corresponding periods in fiscal 2025, was primarily related to increases in headcount-related expenses, including share-based compensation, as a result of our increased investment in developing new technologies and products.

Selling, General, and Administrative

	Three Months Ended			Six Months Ended
(dollars in millions)	April 3, 2026	Change	March 28, 2025	April 3, 2026	Change	March 28, 2025
Selling, general, and administrative	$119.7	36.0%	$88.0	$228.0	33.6%	$170.6
% of net revenue	12.7%		9.2%	11.5%		8.4%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses for the three and six months ended April 3, 2026, as compared with the corresponding periods in fiscal 2025, was primarily related to increases in professional services costs related to the ongoing Qorvo transaction, partially offset by decreases in headcount-related expenses.

Restructuring, Impairment, and Other Charges

	Three Months Ended			Six Months Ended
(dollars in millions)	April 3, 2026	Change	March 28, 2025	April 3, 2026	Change	March 28, 2025
Restructuring, impairment, and other charges	$10.9	(44.4)%	$19.6	$22.5	6.6%	$21.1
% of net revenue	1.2%		2.1%	1.1%		1.0%

Restructuring, impairment, and other charges for the three and six months ended April 3, 2026, was primarily due to costs associated with facility consolidation and closure.

Restructuring, impairment, and other charges for the three and six months ended March 28, 2025, was primarily due to charges incurred in connection with the transition of our chief executive officer.

Interest Expense

	Three Months Ended			Six Months Ended
(dollars in millions)	April 3, 2026	Change	March 28, 2025	April 3, 2026	Change	March 28, 2025
Interest expense	$7.5	10.3%	$6.8	$13.9	2.2%	$13.6
% of net revenue	0.8%		0.7%	0.7%		0.7%

Interest expense was consistent for the three and six months ended April 3, 2026, as compared with the corresponding periods in fiscal 2025.

Other Income, Net

	Three Months Ended			Six Months Ended
(dollars in millions)	April 3, 2026	Change	March 28, 2025	April 3, 2026	Change	March 28, 2025
Other income, net	$10.8	(9.2)%	$11.9	$23.0	(17.9)%	$28.0
% of net revenue	1.1%		1.2%	1.2%		1.4%

The decrease in other income, net for the three and six months ended April 3, 2026, as compared with the corresponding periods in fiscal 2025, was primarily due to a decrease in interest income generated from cash, cash equivalents, and marketable securities.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(dollars in millions)	April 3, 2026	Change	March 28, 2025	April 3, 2026	Change	March 28, 2025
Provision for income taxes	$9.8	(70.9)%	$33.7	$40.2	(35.3)%	$62.1
% of net revenue	1.0%		3.5%	2.0%		3.1%

We recorded a provision for income taxes of $9.8 million and $40.2 million for the three and six months ended April 3, 2026, respectively.

The decrease in income tax expense for the three and six months ended April 3, 2026, as compared with the corresponding periods in fiscal 2025, was primarily due to lower foreign taxes, partially offset by share-based compensation shortfalls, uncertain tax positions, transaction costs related to the pending transaction with Qorvo, and a lower FDII benefit.

In December 2021, the OECD Inclusive Framework on BEPS released GloBE rules under Pillar Two. Many countries have implemented laws based on Pillar Two, which became effective for us beginning in fiscal 2025. In January 2026, the OECD Inclusive Framework released significant administrative guidance including the side-by-side safe harbor package that will apply to U.S. multinational enterprise groups. The tax impact associated with Pillar Two was immaterial to the financial statements for the three and six months ended April 3, 2026 and March 28, 2025, respectively. We continue to evaluate the impact of proposed and enacted legislative changes as new guidance becomes available.

In July 2025, the U.S. government enacted the OBBBA. The OBBBA did not have a material impact to the financials for the three and six months ended April 3, 2026. We continue to evaluate the impact of the OBBBA on our business for future periods.

The Company may record additional impacts to its tax provision in the subsequent quarters as it continues to analyze the new law, other factors such as changes from its business operations, financial results and forecasts, and interrelated items.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
(in millions)	April 3, 2026	March 28, 2025
Cash and cash equivalents at beginning of period	$1,161.3	$1,368.6
Net cash provided by operating activities	445.8	786.6
Net cash provided by (used in) investing activities	46.8	(25.4)
Net cash used in financing activities	(240.6)	(742.0)
Cash and cash equivalents at end of period	$1,413.3	$1,387.8

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $340.8 million decrease in cash provided by operating activities during the six months ended April 3, 2026, as compared with the corresponding period in fiscal 2025, was primarily related to a decrease in cash inflows as a result of changes to working capital (net of cash) of $199.7 million, due primarily to inventory and lower net income.

Cash provided by investing activities:
Cash provided by investing activities consists primarily of cash received related to the sale or maturity of marketable securities, partially offset by cash paid to purchase marketable securities, capital expenditures, and cash paid to acquire intangible assets. The $72.2 million increase in cash provided by investing activities during the six months ended April 3, 2026, as compared with the corresponding period in fiscal 2025, was primarily related to a decrease of $252.3 million in purchases of marketable securities, partially offset by a decrease of $114.9 million in the sale or maturity of marketable securities and an increase of $61.4 million in capital expenditures purchases.

Cash used in financing activities:
Cash used in financing activities consists primarily of cash transactions related to equity and proceeds and payments related to our long-term borrowings. The $501.4 million decrease in cash used in financing activities during the six months ended April 3, 2026, as compared with the corresponding period in fiscal 2025, was primarily related to a decrease of $492.5 million in share repurchases, net of excise tax paid, and a decrease of $9.9 million in dividend payments.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $1,436.4 million as of April 3, 2026, representing an increase of $48.0 million from October 3, 2025.

We have outstanding $500.0 million of Notes Due 2026 and $500.0 million of Notes Due 2031 (the “Notes”). We have a Revolving Credit Agreement under which we may borrow up to $750.0 million for general corporate purposes and working capital. As of April 3, 2026, there were no borrowings outstanding under the Revolver. The Revolving Credit Agreement expires on November 18, 2030.

In connection with the execution of the Merger Agreement, we entered into a commitment letter on October 27, 2025, with Goldman Sachs Bank USA, which committed to provide, subject to the satisfaction of customary closing conditions, senior unsecured bridge term loans for the purpose of financing a portion of the cash portion of the consideration to be paid to Qorvo stockholders, paying related fees and expenses in connection with the Mergers and the other transactions contemplated by the Merger Agreement and, in certain circumstances, to refinance certain of Qorvo’s senior notes. As of April 3, 2026, Goldman Sachs Bank USA has committed to provide up to $1,500.0 million of senior unsecured bridge term loans. Depending on market conditions, we may choose to opportunistically put in place the financing for the transactions contemplated by the Merger Agreement well in advance of any expected closing, including to partially pay the cash portion of the consideration to be paid to Qorvo stockholders and to pay fees and expenses, as well as potential transactions to refinance and/or exchange Qorvo’s senior notes.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our investment portfolio. Our investment portfolio consists of cash and cash equivalents (money market funds and corporate bonds and notes purchased with less than ninety days until maturity) that total approximately $1,413.3 million, and marketable securities (U.S. Treasury and government securities, corporate bonds and notes, and municipal bonds) of approximately $8.5 million and $14.6 million within short-term and long-term marketable securities, respectively, as of April 3, 2026.

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

Based on our results of operations for the three and six months ended April 3, 2026, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments of 100 basis points would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

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

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For the three and six months ended April 3, 2026 and March 28, 2025, we had not entered into any outstanding foreign currency forward or options contracts with financial institutions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of April 3, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information regarding repurchases of common stock made during the three months ended April 3, 2026:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
01/03/26 - 01/30/26	63	(3)	$59.82	—	$1.2 billion
01/31/26 - 02/27/26	16,007	(3)	$62.28	—	$1.2 billion
02/28/26 - 04/03/26	—		—	—	$1.2 billion
	16,070			—
(1) The stock repurchase program approved by the Board of Directors on February 4, 2025 authorized the repurchase of up to $2.0 billion of our common stock from time to time on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements, and expires on February 3, 2027.
(2) The Company’s net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred reduces the amount available under the stock repurchase program, as applicable, and is included in the cost of shares repurchased in the Consolidated Statements of Stockholders’ Equity.
(3) Represents shares repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date

10.1	Cash Compensation Plan for Directors					X

10.2	Skyworks Solutions, Inc. Third Amended and Restated 2008 Director Long-Term Incentive Plan					X

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

SKYWORKS SOLUTIONS, INC.

Date:	May 5, 2026	By:	/s/ Philip G. Brace
Philip G. Brace
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Philip Carter
Philip Carter
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)