Form 10-K
period 2026-10-02
SKYWORKS SOLUTIONS, INC.
filed 2026-11-10
CIK 4127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on April 3, 2026, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8.3 billion. The number of outstanding shares of the registrant’s common stock, par value $0.25 per share, as of November 4, 2026, was 234,854,620.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2027 Annual Meeting of Stockholders (to be filed) are incorporated by reference into Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K.

SKYWORKS SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED OCTOBER 2, 2026

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the “safe harbor” created by those sections. Any statements that are not statements of historical fact should be considered to be forward-looking statements. Words such as “anticipates”, “believes”, “continue”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “seek”, “should”, “targets”, “will”, “would”, and similar expressions or variations or negatives of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K. Additionally, forward-looking statements include, but are not limited to:
•plans to develop and market new products, enhancements, or technologies and the timing of these development and marketing plans;
•our ability to obtain design wins and to convert design wins into revenue;
•expectations regarding our recently completed transaction with Qorvo, including the integration of the newly acquired businesses, operations and technologies and the realization, timing and amount of anticipated synergies;
•estimates of our future financial performance, including expenses, revenues, and profitability;
•estimates of demand trends, market opportunities, and our market positioning, including the size of the markets for our products and services;
•expectations related to the rate and degree of market acceptance of our products and our customers’ products;
•estimates regarding our capital requirements and our needs for additional financing; and
•estimates of the success of other competing technologies that may become available.

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

In this document, the words “we”, “our”, “ours”, “us”, “Skyworks”, and “the Company” refer only to Skyworks Solutions, Inc., and its consolidated subsidiaries and not any other person or entity. In addition, the following is a list of industry terms that may be referenced throughout the document:
•5G (Fifth Generation): next-generation cellular network technology
•6G (Sixth Generation): the emerging generation of wireless communications technology expected to follow 5G
•BAW (Bulk Acoustic Wave): electrical input signal is converted to an acoustic wave for filtering and converted back into an electrical signal by a metal-piezo-metal vertical structure
•DOCSIS (Data Over Cable Service Interface Specification): a telecommunications standard that enables broadband data transmission over cable networks
•GaAs (Gallium Arsenide): a semiconductor material used in radio frequency applications
•GaN (Gallium Nitride): a semiconductor material used in high-power and high-frequency radio frequency applications

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

Skyworks, Qorvo, the Skyworks symbol, and the Qorvo symbol are trademarks or registered trademarks of Skyworks Solutions, Inc. or its subsidiaries in the United States and other countries. Third-party brands and names are for identification purposes only and are the property of their respective owners.

PART I

ITEM 1. BUSINESS.

Skyworks Solutions, Inc., together with its consolidated subsidiaries (“Skyworks” or the “Company”), is a U.S.-based global leader in high-performance radio frequency (“RF”), power management, and analog and mixed-signal semiconductor products and solutions. On October 5, 2026, the Company completed its combination with Qorvo, Inc. (“Qorvo”), bringing together complementary product and technology portfolios, engineering capabilities, and manufacturing operations while expanding our ability to provide integrated, system-level solutions across mobile and a broad range of diversified markets, including physical AI and connected edge, defense and aerospace, data center and networking, and automotive.

Because the combination was completed after the end of fiscal 2026, our consolidated financial results and other historical operating information for fiscal 2026 presented in this Annual Report on Form 10-K generally do not include Qorvo unless otherwise indicated. References to the combined company’s capabilities, markets, employees, customers, intellectual property, or manufacturing footprint reflect the Company following completion of the transaction and are identified as post-combination information where applicable.

Over the past two decades, Skyworks has invested in technologies spanning cellular, advanced Wi-Fi®, enhanced GPS, Bluetooth®, precision timing, power management, acoustic filtering, and other RF and mixed-signal capabilities. Through organic growth and strategic acquisitions, including the Qorvo combination, we are seeking to expand our technology platform, addressable markets, revenue base, and customer set.

Our combined capabilities position us to address opportunities in mobile and in diversified markets, including physical AI and connected edge applications, defense and aerospace, data center and networking, and automotive. Our technology portfolio spans RF solutions, acoustic filtering, power management, precision timing, wired and wireless connectivity, sensing, advanced packaging, and system-level integration.

We serve a broad global customer base that includes leading smartphone and consumer-device manufacturers, automotive suppliers, defense and aerospace companies, communications-equipment providers, data center and networking companies, industrial manufacturers, and distributors. Our competitors vary by product line and end market and include Analog Devices, Broadcom, Cirrus Logic, Infineon Technologies, MACOM Technology Solutions, Monolithic Power Systems, Murata Manufacturing, NXP Semiconductors, Qualcomm, Renesas Electronics, SiTime, Texas Instruments, and other diversified and specialized semiconductor suppliers.

We operate worldwide with engineering, manufacturing, sales, and service facilities throughout Asia, Europe, and North America. Our Internet address is www.skyworks.com. We make available free of charge on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our website is not incorporated by reference in this Annual Report on Form 10-K and the inclusion of our website address in this report is an inactive textual reference only. Our SEC filings are also available to the public at www.sec.gov.

Industry Background
Demand for higher-performance RF, power management, timing, connectivity, and mixed-signal solutions is expanding across a broad range of applications. In mobile, the continued evolution of 5G, 5G-Advanced, Wi-Fi, and emerging standards is increasing RF complexity and the need for greater integration. In our diversified markets, growth is being driven by physical AI and connected edge applications, defense modernization and space systems, expanding data center and networking infrastructure, and increasing semiconductor content in vehicles.

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

In mobile, increasing numbers of frequency bands transmit and receive paths, and connectivity standards require higher levels of filtering, tuning, power amplification, power management, and integration. We expect the evolution toward 5G-Advanced and 6G, together with AI-enabled devices and non-terrestrial connectivity, will increase performance requirements across the RF signal path. We expect a continued expansion in data consumption, dependent on seamless and reliable wireless connectivity. A few statistics illustrate this point. According to the 2026 Ericsson Mobility Report, global mobile data for 5G subscriptions are forecast to reach 6.4 billion by the end of 2031, driven by new users, innovative services, and the convergence of artificial intelligence (“AI”) and 5G technology.

In physical AI and connected edge, our solutions address wireless connectivity, power management, isolation, sensing, and edge-processing requirements across connected devices, smart infrastructure, industrial automation, robotics, and other applications. In defense and aerospace, our technologies support radar, electronic warfare, satellite communications, precision timing, high-power and high-frequency RF, and trusted domestic manufacturing. In data center and networking, our portfolio includes precision timing, power management, storage power, optical networking, wired broadband, and RF infrastructure solutions. In automotive, we address connectivity, electrification, infotainment, secure access, battery management, motor control, and advanced driver-assistance applications.

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

Solving Connectivity Challenges
Highly integrated semiconductor solutions are increasingly important in addressing the RF, power management, timing, connectivity, and mixed-signal challenges created by next-generation devices and infrastructure. These challenges require capabilities spanning signal transmission and reception, filtering, tuning, power amplification, power conversion and isolation, precision timing, sensing, packaging, and system-level integration.

Our technology platform includes RF GaN and GaAs capabilities, SAW, TC-SAW, and BAW acoustic filtering, low-voltage power management, precision timing, wired broadband, antennas and tuners, beamformers, advanced packaging, module assembly, and test. The breadth of these capabilities enables us to develop integrated, system-level solutions across mobile and diversified markets.

Skyworks’ Strategy
Major elements of our strategy include:

Industry-Leading Technology
As devices and infrastructure become more complex, customers increasingly require solutions that combine RF, power management, timing, connectivity, and mixed-signal capabilities. Our broader engineering and technology platform positions us to address these system-level challenges across the complete RF signal path and in adjacent high-performance analog applications. As the industry migrates to more complex architectures across a multitude of applications, we are poised to help our customers handle growing levels of system complexity across both the transmit and receive chains. The trend towards increasing front-end and analog design challenges plays directly into our core strengths. Additionally, accelerating AI trends could transform these applications with incremental content driving growing functional and physical densities. These advancements may enable more bandwidth and faster speeds, and bring us closer to achieving reliable low latency, ideal for massive machine communications, and non-terrestrial networks that enable satellite connectivity.

We offer a broad portfolio of RF, power management, and analog and mixed-signal solutions supported by advanced manufacturing process technologies. Our capabilities include RF GaN and GaAs, SAW, TC-SAW, and BAW filters, antenna solutions, precision timing, low-voltage power management, wired broadband, advanced integration, proprietary shielding, and three-dimensional die stacking. Following the Qorvo combination, our product portfolio is supported by approximately 12,000 issued and pending patents worldwide and other intellectual property that we own or control. Together, our industry-leading technology enables us to deliver the highest levels of product performance and integration.

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

Diversification
We seek to diversify our business by expanding our addressable markets and broadening our product portfolio. In addition to mobile, we serve a wider array of global customers and are growing our business beyond mobile devices (where we support leading top-tier manufacturers, including the leading smartphone suppliers and key baseband vendors) into additional high-performance analog markets, including physical AI and connected edge applications, defense and aerospace, data center and networking and automotive markets. In these markets, we leverage our scale, intellectual property, engineering breadth, manufacturing capabilities, and worldwide distribution network to serve our now approximately 7,000 customers following the Qorvo combination.

Delivering Operational Excellence
Through advanced supply chain management, we combine highly specialized internal manufacturing capabilities with alliances and strategic relationships for leading-edge technologies. Our combined manufacturing platform includes GaAs and RF GaN fabrication, SAW, TC-SAW, and BAW filtering, and advanced packaging, assembly, and test capabilities across North America, Europe, and Asia.

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

Our Product Portfolio
Following the Qorvo combination, our extensive product portfolio includes:
•Amplifiers: the modules that strengthen the signal so that it has sufficient energy to reach a base station
•Antenna Tuners: aperture and impedance tuning products that improve antenna performance across frequencies
•Attenuators: circuits that allow a known source of power to be reduced by a predetermined factor (usually expressed as decibels)
•Automotive Tuners and Digital Radios: tuners, data receivers, and digital radio coprocessors used in automotive infotainment systems
•Wireless ASoC: an intelligent 2.4 GHz and 5GHz wireless radio integrated circuit that includes all the analog and digital functions optimized for building cognitive wireless audio headsets, headphones, and wireless speaker systems
•Beamformers and Antenna Solutions: integrated products used to steer, tune, and manage RF signals in mobile, satellite, defense, and infrastructure applications
•DC/DC Converters: an electronic circuit which converts a source of direct current from one voltage level to another
•Demodulators: a device or an RF block used in receivers to extract the information that has been modulated onto a carrier or from the carrier itself
•Detectors: devices used to measure and control RF power in wireless systems
•Digital Power Isolators: energy efficient solutions used in industrial control, solar inverters and hybrid/electric automotive drive trains
•Diodes: semiconductor devices that pass current in one direction only

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
•Power Isolators: digital, analog isolators, and isolated gate drivers used in industrial control, solar inverters, hybrid/electric automotive systems and charging stations
•Power Management and Motor Control Solutions: low-voltage power management integrated circuits, point-of-load products, gate drivers, and motor-control solutions
•ProSLIC® family of subscriber line interface circuits: provides complete analog telephone interfaces for premise equipment and enterprise
•Receivers: electronic devices that change a radio signal from a transmitter into useful information (including broadcast receivers)
•RF GaN Products: high-power and high-frequency RF solutions used in defense, aerospace, communications infrastructure, and other demanding applications
•System In Package: complete system in a package, including modem, RF front-end, filtering, matching, timing generation – typically, fully certified by regulatory bodies, industry bodies and multi-service operators
•Switches: components that perform the change between the transmit and receive function, as well as the band function for cellular handsets
•Synthesizers: devices that provide ultra-fine frequency resolution, fast switching speed, and low phase-noise performance
•Timing Devices: clock generators, oscillators, jitter attenuators, and buffers used in optical networking, data center, wireless base stations, industrial, and automotive applications
•Voltage Controlled Oscillators/Synthesizers: fully integrated, high performance signal source for high dynamic range transceivers
•Voltage Regulators: generate a fixed level which ideally remains constant over varying input voltage or load conditions
•Wired Broadband Solutions: products supporting broadband access and network connectivity, including DOCSIS applications

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

Customer Concentration
A small number of OEMs historically has accounted for a significant portion of our net revenue. In each of the fiscal years ended October 2, 2026 (“fiscal 2026”), October 3, 2025 (“fiscal 2025”), and September 27, 2024 (“fiscal 2024”), Apple, through sales to multiple distributors and contract manufacturers for multiple applications including smartphones, tablets, desktop and notebook computers, watches, and other devices, constituted more than ten percent of our net revenue. Further, the Company’s three largest accounts receivable balances comprised 75% and 82% of aggregate gross accounts receivable as of October 2, 2026 and October 3, 2025, respectively. For further information regarding customer concentrations, see Note 14 to Item 8 of this Annual Report on Form 10-K.

Intellectual Property and Proprietary Rights
We own or have a license to use numerous United States and foreign patents and patent applications related to our products and our manufacturing operations and processes. Following the Qorvo combination, our intellectual property portfolio includes technologies related to RF GaN, acoustic filtering, antenna solutions, power management, precision timing, wired broadband, advanced packaging, and system-level integration. In addition, we own a number of trademarks and service marks applicable to certain of our products and services. We believe that our intellectual property, including patents, patent applications, trade secrets, and trademarks, is of material importance to our business. We rely on patent, copyright, trademark, trade secret, and other intellectual property laws, as well as non-disclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, designs, devices, algorithms, processes, and other intellectual property. Our efforts may not meaningfully protect our intellectual property, or others may independently develop substantially equivalent or superior proprietary technologies, designs, devices, algorithms, processes, or other intellectual property. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark, and trade secret protection may not be available in those jurisdictions. In addition to protecting our intellectual property, we strive to strengthen our intellectual property portfolio to enhance our ability to obtain cross-licenses of intellectual property from others, to obtain access to intellectual property we do not possess, and to more favorably resolve potential intellectual property claims against us. Due to rapid technological changes in the industry, we believe establishing and maintaining a technological leadership position depends primarily on our ability to develop new, innovative products through the technical competence of our engineering personnel.

Competitive Conditions
The competitive environment in the semiconductor industry is in a constant state of flux, with new products continually emerging and existing products approaching technological obsolescence. We compete on the basis of time-to-market, new product innovation, quality, performance, price, compliance with industry standards, breadth of system-level solutions, manufacturing process and foundry capabilities, supply reliability, strategic customer relationships, personnel resources, and protection of our intellectual property. We participate in highly competitive markets against numerous competitors that may be able to adapt more quickly to new and emerging technologies and changes in customer requirements, or may be able to devote greater resources to the development, promotion, and sale of their products. In automotive, defense, aerospace, and infrastructure markets, reliability, qualification requirements, and domestic or trusted manufacturing capabilities may also be significant competitive factors. Our ability to integrate Qorvo successfully and realize the anticipated benefits of the combination may affect our competitive position.

Research and Development
Our products and markets demand rapid technological advancements requiring a continuous effort to enhance existing products and develop new products and technologies. Accordingly, we maintain a high level of research and development activity. We invested $837.0 million, $785.5 million, and $631.7 million in research and development during fiscal 2026, fiscal 2025, and fiscal 2024, respectively. These historical amounts do not include Qorvo because the combination was completed after the end of fiscal 2026. Our research and development expenses include new product development and innovations in integrated circuit design, investment in advanced semiconductor manufacturing processes, development of new packaging and test capabilities, and research on next-generation technologies and product opportunities. Following the Qorvo combination, our combined engineering organization broadens our capabilities across RF, power management, precision timing, wired and wireless connectivity, acoustic filtering, and analog and mixed-signal technologies. We maintain close collaborative relationships with many of our customers to help identify market demands and target our development efforts to meet those demands.

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

Government Regulations
We are subject to international, federal, state, and local legislation, regulations, and other requirements relating to the discharge of substances into the environment; the treatment, transport, and disposal of hazardous wastes; recycling and product packaging; worker health and safety; and other activities affecting the environment, our workforce, and the management of our manufacturing operations. In addition, most of our customers have mandated that our operations and our products comply with various sustainability initiatives and workers’ rights initiatives initiated by such customers, industry groups in which such customers participate, or the jurisdictions in which such customers operate. We have compliance programs designed to address applicable environmental and worker health and safety requirements. Our efforts to comply with environmental laws and worker health and safety laws could have material impacts on our capital expenditures, competitive position, or financial condition, though the magnitude and duration of such impacts are uncertain and difficult to quantify.

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

Employees
As of October 2, 2026, our workforce consists of approximately 10,000 employees located around the world, more than 99% of whom are full-time employees. Further, as of October 2, 2026:

•Our workforce was distributed geographically approximately as follows: 53% in Mexico, 24% in the United States, 21% in Asia, 1% in Canada, and less than 1% in Europe.
•Our workforce was distributed by function approximately as follows: 38% in individual contributor manufacturing roles, 37% in engineering or technician roles, 12% in managerial roles, and 13% in professional or other administrative roles.
•Approximately 3,100 of our employees in Mexico, 760 of our employees in Singapore, and 460 of our employees in Japan were covered by collective bargaining and other union agreements.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below, some of which have manifested and any of which may occur in the future, in addition to the other information contained in this report before making an investment decision with respect to any of our securities. These risk factors include risks relating to the recent combination with Qorvo. Our business, results of operations, and financial condition could be materially and adversely impacted by any of these risks, which could, in turn, adversely affect our stock price. Additional risks not currently known to us or other factors not perceived by us as material risks could also present significant risks to our business.
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
•Changes in our effective tax rate may adversely impact our results of operations and cash flow.
•We, our customers, and our suppliers are subject to the risks of doing business in China.
Risks Associated with the Development, Manufacturing, and Sale of Our Products
•Our operating results may be adversely affected by quarterly and annual fluctuations.
•We rely on a small number of customers for a large portion of our sales.
•We rely on Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) to design our products into their end products.
•We face risks of a loss of revenue if contracts with the U.S. government or defense and aerospace contractors are canceled or delayed or if defense spending is reduced.
•Our manufacturing processes are extremely complex, specialized, and subject to disruption.
•We may not be able to maintain and improve manufacturing yields.
•We are dependent upon third parties for the manufacture, assembly, and testing of our products.
•We are dependent upon third parties for the supply of raw materials and components.
•Imbalances in the supply of memory, storage and other components could increase our costs or our customers’ costs and product prices, which could reduce demand for our products.
•We may not be able to effectively operate our business if we are unable to attract and retain qualified personnel.
•Our business could be adversely affected by the departure of existing members of our senior management team or if our senior management team is unable to effectively implement our strategy.
•We may not be able to effectively execute restructuring initiatives, which could result in total costs that are greater than expected and cause us not to achieve the expected long-term operational benefits of such initiatives.
•We are subject to uncertainties involving the ordering and shipment of, and payment for, our products.
•We face a risk that capital needed for our business will not be available when we need it.
•We are exposed to risks related to the use of AI tools by us and others.
Risks Related to Strategic Transactions and Indebtedness
•To be successful, we may need to make additional investments and acquisitions, integrate companies we acquire, and/or enter into strategic alliances.
•Failure to realize the benefits expected from the Mergers (as defined below) could adversely affect our business, results of operations, and financial condition.
•Efforts to integrate Qorvo could disrupt our relationships with third parties and employees and divert management’s attention, which could adversely impact our operating results and ongoing business.
•Our outstanding indebtedness could reduce our flexibility to operate our business.
•Our acquisition of Qorvo will result in significant goodwill and acquired intangible assets, and changes in operating performance, market conditions, integration plans, product roadmaps or valuation assumptions could result in material impairment charges.
Risks Associated with Our Industry
•The wireless communications, analog and mixed-signal semiconductor markets are characterized by significant competition.
•The semiconductor industry is highly cyclical and subject to significant downturns.
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
•We may not be able to successfully protect our intellectual property rights.
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
•There can be no assurance that we will, or will continue to, repurchase our stock or declare cash dividends.
•Certain provisions in our organizational documents and Delaware law may make it difficult for someone to acquire control of us.
Risks Associated with Operating a Global Business
The risks of doing business internationally apply to all aspects of our operations.
We derive significant revenues from customers globally, including in North America and countries located in the Asia-Pacific region and Europe. In addition, our suppliers are located throughout the world, including third-party packaging, assembly, and test facilities and semiconductor foundries located in the Asia-Pacific region. We also operate our own wafer processing facilities in Osaka, Japan, as well as packaging, assembly, and test facilities in Singapore and in Mexicali, Mexico. Our sales and operations are subject to a number of risks inherent in selling and operating in multiple jurisdictions. These include, but are not limited to, risks regarding:
•recession or economic downturn globally or in the jurisdictions in which we do business,
•currency controls and currency exchange rate fluctuations, including increases or decreases in commodities prices related to such fluctuations,
•inflation or deflation, as well as changes in existing and expected rates of inflation or deflation, which may vary across the jurisdictions in which we do business,
•interest rates, as well as changes in existing and expected interest rates, which may vary across the jurisdictions in which we do business,
•global, regional, and local economic and political conditions, including social, economic, political, and supply chain instability related to the uncertainty regarding the relationships involving the United States, China, Taiwan, Russia, Mexico, Israel, Iran, other Middle Eastern countries, Japan, Singapore, India, Canada and other foreign countries, and the international community at large, as well as related to armed conflicts, such as the conflict between Russia and Ukraine and the conflicts in Israel, Iran, and other Middle Eastern countries, that exist, or in the future could exist, in various jurisdictions around the world,
•the imposition of or changes to tariffs, including the tariffs announced by the United States in 2025 and 2026 with respect to numerous global trading partners and sectors, and any retaliatory tariffs or measures by any such trading partners, including countermeasures by China, have impacted and could further negatively impact trade between, or increase the cost of operating in, or increase the cost of or negatively impact the demand for, our products or our customers’ products in the countries in which we or our customers do business,
•the laws and policies of the United States and other countries affecting trade and foreign investment, including prohibitions on certain trade and other activities in China, Russia, Belarus, and portions of Ukraine, and the entry into, withdrawal from, or renegotiation of trade agreements by the United States (or other jurisdictions) potentially affecting Mexico, China, Japan, Singapore, Korea, Taiwan, Canada, and other countries in which we do business,
•other restrictive or punitive governmental actions (such as restrictions on transfer of funds, restrictions on individuals’ movement, travel restrictions, quarantines, lockdowns, and curfews, trade protection measures, including export duties, quotas, customs duties, border taxes, border closures, increased import or export controls, import and export licenses, and restrictions on the purchase of products made or containing technology or components from certain companies or from companies located in certain jurisdictions), or actions by non-governmental individuals and groups (such as protests, boycotts, insurgencies, organized crime, and general civil unrest), that could negatively impact trade between, or increase the cost of operating in, the countries in which we do business,
•labor market conditions and laws, including changes in immigration laws,

•our ability to negotiate agreements, social plans, and terms and conditions with our labor unions and works councils,
•disruptions of capital and trading markets,
•difficulty in collecting, or failure to collect, accounts receivable, as well as longer collection periods,
•changes in, or non-compliance with, legal or regulatory import/export requirements, including penalties, restrictions on selling to certain customers or into certain jurisdictions,
•misappropriation or other unauthorized transfers of our information and breaches of our information systems, as well as the potential lack of adequate remedies or enforcement mechanisms in certain jurisdictions,
•natural disasters and severe weather events, including earthquakes, wildfires, droughts, hurricanes, tsunamis, floods, rising sea levels, as well as other impacts of climate change,
•acts of terrorism, widespread illness, the effects of global health crises on business conditions in our industry or in the jurisdictions in which we do business, or other deterioration of public health conditions, and war,
•difficulty in engaging distribution partners or obtaining sales or other business support in certain jurisdictions,
•cultural differences in the conduct of business,
•direct or indirect government actions, subsidies, or policies aimed at supporting local industry or markets, and
•limitations on our ability under local laws to protect or enforce our intellectual property rights.
Additionally, we are subject to risks in certain global markets in which wireless operators provide subsidies on handset sales to their customers. Increases in cellular handset prices that negatively impact handset sales can result from changes in regulatory policies or other factors, which could impact the demand for our products.
Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Euro, Japanese Yen, Mexican Peso, and Singapore Dollar. When the U.S. dollar weakens compared to these and other currencies, such as in fiscal 2026 with the Mexican Peso, our operating expenses for foreign operations are and will be higher when remeasured back into U.S. dollars.
Some of the countries in which we operate and seek to expand are in emerging markets where legal systems may be less developed or familiar to us, potentially impacting our ability to obtain appropriate recourse in the event of a dispute. Other jurisdictions in which we conduct business have established, or may establish, legal and regulatory regimes that differ materially from United States laws and regulations. It is costly, time-consuming, and requires significant resources to comply with the numerous, and sometimes conflicting, legal regimes in the jurisdictions in which we conduct business on matters as diverse as anti-corruption, anti-bribery, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, intellectual property, sustainability, internal and disclosure control obligations, securities regulation, competition, data privacy and protection, employment, and labor relations. Violations of one or more of these legal regimes’ laws and regulations in the conduct of our business could result in significant fines, penalties, or monetary damages, criminal sanctions against us or our officers, prohibitions on doing business, negative action taken by our customers and partners, unfavorable publicity and other reputational damage, restrictions on our ability to process information, and allegations by our counterparties that we have not performed our contractual obligations.
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
In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”), which restores immediate expensing for domestic research and development expenses starting in the tax years beginning after December 31, 2024. We may utilize the optional election to capitalize and amortize the domestic research and development expenses for tax purposes, where applicable, and which we expect will continue to increase, our taxes payable, resulting in reduced near-term cash flows. The OBBBA contains numerous other provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international tax framework. Certain provisions became effective and were reflected in the Company’s fiscal 2026 financial results, while others will become effective in future periods. In addition, our ability to deduct the interest expense resulting from the Notes (as defined below) and other outstanding indebtedness is subject to the U.S. business interest expense limitation rules as modified by OBBBA.
Because the changes in U.S. tax law require a number of complex calculations that previously were not required, our actual tax liability may differ materially from our income tax provisions, estimates, and accruals. Changes in legal interpretations, as well as additional guidance issued under these laws, could increase income tax liabilities and/or reduce certain tax benefits.

Future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to initiatives related to the Base Erosion and Profit Shifting (“BEPS”) Project of the Organisation for Economic Co-Operation and Development (“OECD”), including Pillar One and Pillar Two; the European Commission’s “state aid” investigations; enactment of a global corporate minimum tax; and other developments could have an adverse effect on the taxation of our business, including reducing the availability of tax credits and payment of higher income taxes. Furthermore, countries where we are subject to taxes, including the United States, are evaluating their tax policies and rules on a regular basis, and we may see significant changes in legislation and regulations concerning taxation. Certain top-up tax inclusion may have a dilutive effect on the financial benefits derived from our tax incentive arrangements in future periods.
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
Some of our foreign subsidiaries operate under tax holiday arrangements and other preferential tax regimes that reduce our overall tax expense. For example, the Company operates under a tax holiday in Singapore and is subject to the Company’s compliance with certain conditions, including maintaining certain employment and investment thresholds in Singapore. If we fail, or elect not, to satisfy these conditions, we could be required to repay certain previously realized tax benefits, become subject to clawback taxes, or lose the benefits of the tax holiday earlier than scheduled. For a discussion of the impact of the tax holiday, see Note 8 to Item 8 of this Annual Report on Form 10-K.
Changes in our effective tax rate may adversely impact our results of operations and cash flow.
We are subject to taxation in the U.S. and numerous foreign jurisdictions. Our effective tax rate is subject to fluctuations and impacted by a number of factors, including the following:
•changes in our overall profitability and the amount of profit determined to be earned and taxed in jurisdictions with differing statutory tax rates,
•changes in our operating structure, strategy and investment decisions;
•the resolution of issues arising from tax audits with various tax authorities, including those described in Note 8 to Item 8 of this Annual Report on Form 10-K;
•changes in the valuation of either our gross deferred tax assets or gross deferred tax liabilities;
•adjustments to income taxes upon finalization of various tax returns;
•changes in expenses not deductible for tax purposes;
•changes in available tax credits; and
•changes in tax laws, domestic and foreign, or the interpretation of such tax laws and changes in generally accepted accounting principles.
In addition, on October 5, 2026, we completed the acquisition of Qorvo, pursuant to two merger transactions involving cash-and-stock consideration (the “Mergers”). The Mergers may result in greater-than-expected tax costs or liabilities. The Mergers significantly increase the complexity of the Company’s global tax profile. The Company may incur additional tax liabilities associated with the integration of legal entities, restructuring activities, transfer pricing arrangements, valuation of acquired deferred tax assets and liabilities, uncertain tax positions, limitations on tax attributes, and compliance with evolving international tax regimes, including Pillar Two. Future tax outcomes may differ from estimates due to changes in facts, interpretations of tax law, audit examinations, regulatory developments, or integration decisions. Such differences could materially affect the Company’s effective tax rate, cash tax obligations, and operating results.
As part of the Mergers, the Company is evaluating the impact of Sections 382 and 383 of the Internal Revenue Code and comparable state and foreign provisions on the availability of acquired and existing tax attributes. The analysis remains ongoing and may affect the amount and timing of realization of deferred tax assets, including tax credit carryforwards. Any resulting limitations, if any, could affect future tax expense, cash tax payments, and valuation allowance assessments.
In addition, following the Mergers, tax authorities may increase their scrutiny of the combined company’s historical and future tax positions, including those associated with integration activities, legal entity restructuring, transfer pricing arrangements, acquisition accounting, and the utilization of tax attributes. The resolution of tax examinations and related disputes may take several years and could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, and effective tax rate.
Any significant increase in our future effective tax rates could reduce net income and cash flow for future periods.

We, our customers, and our suppliers are subject to the risks of doing business in China.
Demand from customers in China may be adversely affected by China’s evolving laws and regulations, including those relating to taxation, import and export tariffs and restrictions, currency controls, environmental regulations, privacy and information security, indigenous innovation, and intellectual property rights and enforcement of those rights. Enforcement of existing laws or agreements may be inconsistent, and the potential issuance of new laws and regulations creates uncertainty. In addition, changes in the political environment, economic environment, governmental policies, United States-China relations, or China-Taiwan relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our intellectual property, increased taxation, restrictions on imports, import duties, or currency revaluations, any of which could have an adverse effect on our business plans and operating results. In particular, the imposition by the United States of tariffs on goods imported from China, or deemed to be of Chinese origin, and other government actions that restrict our ability to sell our products to Chinese customers or to manufacture or source components in China, and countermeasures imposed by China in response has impacted and could continue directly or indirectly adversely impacting our manufacturing costs, the availability and cost of materials, including gallium, germanium, antimony, tungsten, molybdenum, scandium, and other rare earth metals/critical minerals, and the sales of our products in China, the United States and elsewhere. Such actions, including any threatened or actual tariffs and retaliatory measures, could also increase the prices of or negatively impact the demand for our customers’ products, which could negatively impact the sales of our products to those customers. In addition, the U.S. government has expanded export restrictions, and might continue expanding export restrictions, including by adding additional Chinese entities to the U.S. Bureau of Industry and Security’s Entity List (“Entity List”) or other entity lists, which has limited, and could in the future further limit, our ability to sell to certain of those entities and to third parties that do business with those entities. These restrictions have negatively impacted, and may continue to negatively impact, sales of our products. In the future, we may be prevented from shipping, or be required to obtain a license to ship, our products to certain customers if they are added to the Entity List. In addition, geopolitical changes in China-Taiwan relations could disrupt the operations of several companies in Taiwan that are suppliers to, or third-party partners of, the Company, our customers, and our customers’ other suppliers. Disruption of certain critical operations in, or of shipping to or from, Taiwan would adversely affect our ability to manufacture certain products and would likely have substantial negative effects on the entire semiconductor industry. Finally, China’s investments in technology development and manufacturing capability in support of its stated policy of reducing its dependence on foreign semiconductor manufacturers and other technology companies has likely already resulted, and we expect will continue to result, in reduced demand for our products in China and other key markets as well as reduced supply of critical materials for our products.
Risks Associated with the Development, Manufacturing, and Sale of Our Products
Our operating results may be adversely affected by quarterly and annual fluctuations.
Our revenues, earnings, and other operating results may fluctuate significantly on a quarterly and annual basis. These fluctuations are typically the result of a number of factors, many of which are beyond our control.
These factors include, among others:
•the level of widespread deployment or adoption of commercial 5G networks, AI and other new technologies,
•changes in end-user demand for the products manufactured and sold by our customers, including longer replacement cycles for smartphones,
•the effects of competitive pricing pressures, including decreases in average selling prices of our products,
•the gain or loss of significant customers, or content in any such customers’ products,
•the volume and mix of phones sold by our largest customer,
•our ability to forecast our customers’ demand for our products accurately,
•our ability to align production capacity to customer demand, which may lead to underutilization of our capacity in periods of lower demand or the lack of capacity in periods of excess demand, and fluctuations in manufacturing yields,
•availability and cost of materials and services from our suppliers,
•our ability to develop, introduce, and market new products and technologies on a timely basis,
•market acceptance of our products and our customers’ products including market acceptance of, or our customers’ ability to incorporate, new, emerging technologies, such as AI,
•new product and technology introductions by competitors,
•delays in the adoption of standards by standard-setting bodies and delays in the commercial deployment or consumer adoption of certain technologies,
•actions by government regulators to restrict or delay the availability of sufficient spectrum for wireless technologies, including technologies that utilize unlicensed spectrum and/or shared spectrum,
•changes in consumers’ purchasing behaviors, including the rates at which they replace smartphones and other devices that utilize our products,
•changes to promotions, rebates, and discounts offered by carriers in certain geographic regions for smartphones and other devices that utilize our products,

•increasing industry consolidation among our competitors,
•changes in the mix of products produced and sold, and
•intellectual property disputes, including those concerning payments associated with the licensing and/or sale of intellectual property, and related remedies (e.g., monetary damages, injunctions, or exclusion orders affecting our or our customers’ products).
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
Significant portions of our sales are concentrated among a limited number of customers. If we lost one or more of these major customers, if one or more major customers significantly decreased its orders for our products, or if one or more major customers delay or do not make payments in a timely manner, our business, results of operations, and financial condition could be materially and adversely impacted, which could adversely affect our stock price. In each of fiscal 2026, fiscal 2025, and fiscal 2024, one customer accounted for greater than ten percent of our net revenue. As of October 2, 2026, three customers represented 75% of our aggregate gross accounts receivable. For further discussion on customer concentration, see Note 14 to Item 8 of this Annual Report on Form 10-K.
We rely on Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”) to design our products into their end products.
Our products are not sold directly to the end user but are components or subsystems of other products. As a result, we rely on OEMs and ODMs of electronics products to select our products from among alternative offerings to be designed into their equipment. Without these “design wins,” we would have difficulty selling our products. If a manufacturer designs another supplier’s product into one of its product platforms, it is more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort, and risk on the part of that manufacturer. In addition, many of our largest customers, including our largest customer, typically refresh some or all of their product portfolios by releasing new models each year. In some cases, product designs we pursue represent either opportunities to substantially increase our revenue by winning a new design or a risk of a substantial decrease in revenue by losing a component on which we are the incumbent. Also, achieving a design win with a customer does not ensure that we will receive revenue from that customer. Moreover, many customers, including our largest customer, frequently seek a second source for major components in their devices, which can significantly reduce the revenue obtained following a design win. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. In the past, we have not and do not achieve design wins on all the products, content and sockets that we compete for, and we have lost content and sockets at our customers as a result, including with our largest customer. As a result, our content position with many of our customers, including our largest customer, can be variable. Where we have achieved design wins in the past with customers, we have not continued to and may not continue to achieve design wins with customers in the future or may not convert such design wins into actual sales. Failure to achieve design wins or to convert design wins into sales could materially and adversely affect our operating results. Furthermore, as a result of our lengthy product development and sales cycle, we may incur significant research and development expenses, and selling, general, and administrative expenses, without generating the anticipated revenue associated with these products. Our ability to generate revenue in certain end markets, including automotive, industrial, aerospace, defense and other high-reliability applications, depends on lengthy customer qualification, validation and production release processes. Delays, failures or changes in customer qualification requirements, platform timing, or production schedules could delay revenue recognition, reduce expected sales from design wins, increase costs, or adversely affect our ability to compete for future opportunities.
We face risks of a loss of revenue if contracts with the U.S. government or defense and aerospace contractors are canceled or delayed or if defense spending is reduced.
We receive a portion of our revenue from the U.S. government and from prime contractors on U.S. government-sponsored programs, principally for defense and aerospace applications. These programs are subject to delays or cancellation. Further, spending on defense and aerospace programs can vary significantly depending on funding from the U.S. government. We believe our government and defense and aerospace business has been negatively affected in the past by external factors such as sequestration and political pressure to reduce federal defense spending. Reductions in defense and aerospace funding or the loss of a significant defense and aerospace program or contract could have a material adverse effect on our operating results. In addition, government, defense and aerospace customers and prime contractors often impose specific compliance, audit, documentation, qualification, security, approval and continuity requirements. Failure to maintain processes, systems and controls sufficient to satisfy these requirements, including during the continued integration of Qorvo’s business and systems, could result in delayed awards, lost contracts, reduced revenue, compliance issues or reputational harm.
Our manufacturing processes are extremely complex, specialized, and subject to disruption.
Our manufacturing operations are complex and subject to disruption, including due to causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minor impurities, contamination of the clean room environment in which our products are produced, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, human error, or a number of other factors can cause a substantial percentage of our products to be rejected or to malfunction. Because our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields, these factors could have a material adverse effect on our business. Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities, as well as disruptions at facilities operated by our subcontractors or customers. These disruptions may result from component shortages, electrical power outages or fluctuations, water shortages, fire, earthquake, flooding, war, acts of terrorism, health advisories or risks, or other natural or man-made disasters, outages or disruptions to our information technology infrastructure, including those portions provided by third parties, as well as equipment or software maintenance, repairs, updates, and/or upgrades. Disruptions of our manufacturing operations, or those of our subcontractors and customers, could cause significant delays in shipments until we are able to shift production of the impacted products from an affected facility or subcontractor to another facility or subcontractor, or until the affected customer resumes operations and accepts shipments from us. In the event of such delays, the required alternative capacity, particularly wafer production capacity, may not be available on a timely basis or at all. Even if alternative production capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers and revenue. Likewise, lower-than-expected demand, which has occurred from time to time, has led to, and could in the future lead to, underutilized manufacturing facilities, which could negatively impact our financial results. In addition, during periods of higher-than-expected demand, which has also occurred, we may have difficulty manufacturing a sufficient quantity of products, which could lead to our inability to meet customer needs and requirements as well as obligations under our agreements, which could negatively impact our financial results. Any such failure to meet customer demand could also result in the loss of future business opportunities, including lost design wins, which could also negatively impact our financial results.
Our key facilities include, but are not limited to, our semiconductor wafer fabrication facilities in Newbury Park, California, and Woburn, Massachusetts; our SAW, TC-SAW, and BAW filter wafer processing facilities in Osaka, Japan; and our packaging, assembly and test facilities in Mexicali, Mexico, and in Singapore for filters (“Singapore Filter Manufacturing Facility”). Several of our key facilities are leased or subleased. If we are unable to renew existing leases or subleases on terms acceptable to us, we may be required to relocate our affected operations. We operate under a sublease for our Singapore Filter Manufacturing Facility that expires in July 2030. Because the owner of the site for our Singapore Filter Manufacturing Facility has decided to redevelop it for other uses, we will need to relocate our Singapore Filter Manufacturing Facility by the end of the sublease, and we have been exploring both an extension of the sublease and also alternative sites in other locations. Relocation will be complex and will require, among other things, the transfer of equipment and process nodes and qualification of new or transferred production lines. In addition, we previously announced that we took action aimed to optimize our U.S. factory footprint by planning for the closure of our wafer fabrication manufacturing operations in Woburn, Massachusetts and consolidating such manufacturing into Newbury Park, California. As a result of the Mergers, our key facilities also include wafer fabrication facilities in Hillsboro, Oregon and Richardson, Texas and a packaging and test facility in Nuremberg, Germany, and we are continuing the transfer of surface acoustic wave filter production to our Texas facility following the sale of our North Carolina fabrication facility. We also expect to evaluate and further consolidate the combined manufacturing footprint of Skyworks following the combination with Qorvo. These activities or any other relocation, closure or consolidation of facilities or operations could result in disruptions to our business, including potential production interruptions or delays, quality problems, difficulties forecasting our production capabilities, challenges retaining employees or hiring new employees, and the incurrence of significant capital and other expenses, which could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, we may not be able to optimize our factory footprint and achieve any financial and operational benefits from such efforts, including reducing our fixed cost base, improving utilization rates, increasing gross margins, and improving overall efficiency, which could have a material adverse effect on our financial condition, results of operations or cash flow.
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
Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields and other quality issues, particularly with respect to new products. Furthermore, as our customers test our products once assembled into their products, we may become aware of additional quality issues and incur additional costs as a result. Minor deviations or disturbances in the manufacturing process can cause substantial manufacturing yield loss, and in some cases, cause production to be suspended and impact our ability to meet customer demand on a timely basis. Manufacturing yields for new products initially tend to be lower as we complete product development and commence volume manufacturing, and typically increase as we bring the product to full production. Our forward product pricing includes this assumption of improving manufacturing yields and, as a result, material variances between projected and actual manufacturing yields will have a direct effect on our gross margin and profitability. The difficulty of accurately forecasting manufacturing yields and maintaining cost competitiveness through improving manufacturing yields will continue to be magnified by the increasing process complexity of manufacturing semiconductor products. Our manufacturing operations may also face pressures arising from the compression of product life cycles, which may require us to manufacture new products faster and for shorter periods while maintaining acceptable manufacturing yields and quality without, in many cases, reaching the longer-term, high-volume manufacturing conducive to higher manufacturing yields and declining costs.
We are dependent upon third parties for the manufacture, assembly, and testing of our products.
We rely on foundries to provide silicon-based products and to supplement our wafer manufacturing capacity. Our recent efforts to consolidate our manufacturing footprint, including the planned closure of our Woburn manufacturing facility and the consolidation of operations into our Newbury Park site, divestitures of assembly and test operations in both China and Costa Rica, as well as the sale of our North Carolina fabrication facility, have increased our reliance on third parties. There are significant risks associated with reliance on third-party foundries, including:
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

During fiscal 2026 [and subsequent to the end of fiscal 2026], in reaction to market demand factors impacting capacity at a number of our vendors, including increased demand that foundries have faced associated with data center and AI-related buildouts, we entered into or continued to perform under long-term capacity reservation and supply agreements with certain third-party foundries and OSATs, under which we agreed to certain minimum purchase commitments and/or upfront cash payments. We currently expect that market forces will require us to enter into additional long-term capacity reservation and supply agreements. These long-term capacity reservation agreements may have an adverse effect on our operating results in the event our future supply needs are reduced below the minimum purchase requirements as a result of a reduction in demand for our products. In addition, we may not be able to enter into new long-term capacity reservation and supply agreements. If we are unable to secure such supply agreements or even with such supply agreements, we are still subject to risks that a supplier will prioritize other customers’ capacity demands or be unable to meet its supply commitments, achieve anticipated manufacturing yields, produce wafers or other components on a timely basis, or provide additional capacity beyond its commitments sufficient to meet our supply needs. If so, we may experience delays in product launches or supply shortages for certain products, which could cause an unanticipated decline in our sales and damage our existing customer relationships and our ability to establish new customer relationships. In addition, if a supplier experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our payments and deposits made as part of any supply agreement.
We are dependent upon third parties for the supply of raw materials and components.
Our manufacturing operations depend on obtaining adequate supplies of raw materials and components used in our manufacturing processes at a competitive cost. Although we maintain relationships with suppliers located around the world with the objective of ensuring that we have adequate sources for the supply of raw materials and components for our manufacturing needs, increases in demand from the semiconductor industry for such raw materials and components (including, but not limited to, gallium, germanium, and other critical minerals and rare earth metals), as well as increased demand for commodities in general, can result in tighter supplies and higher costs. Our suppliers may not be able to meet our delivery schedules; we may lose a significant or sole supplier; a supplier may not be able to meet performance and quality specifications; shipments of precious metals may be subject to theft; and we may not be able to purchase such supplies or materials at a competitive cost. From time to time in the past, we have experienced each of the foregoing events, including quality and reliability issues with suppliers. If a supplier were unable to meet our delivery schedules, if we lost a supplier, or if a supplier were unable to meet performance or quality specifications, our ability to satisfy customer obligations would be materially and adversely affected because the time required to identify and qualify an alternative supply source, where available, is typically lengthy.
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
Imbalances in the supply of memory, storage and other components could increase our costs or our customers’ costs and product prices, which could reduce demand for our products.
While we do not directly or indirectly purchase memory or storage components such as DRAM and NAND for incorporation into our products, many of our customers, including our largest handset customers, do and have been experiencing and may continue to experience supply constraints and increasing costs for components driven by industry supply-demand imbalances. Our customers have taken action and may take further action to increase prices of their products, which may reduce the demand for our customers’ products. In addition, if memory or storage becomes constrained or more expensive, our customers may limit product configurations, delay product launches or shipments, prioritize certain end customers, or reduce purchases of components and subsystems, including our products. A reduction in the demand for our customers’ products or a disruption in our customers’ ability to manufacture or sell their products due to availability of memory, storage or other components could reduce the demand for our products and materially adversely affect the Company’s revenue, costs, gross margin, results of operations and financial condition. In addition, inflationary pressures and supply constraints, such as the tightening of supply conditions in the memory and silicon markets, have increased and may continue to increase costs for certain materials, components, supplies and services. As a result of cost inflation in our supply chain, we have implemented targeted price increases from time to time. However, these price increases could result in a decrease in demand for our products, which would decrease revenue and market share. Further, customers may resist price increases, delay or forego purchasing decisions, request concessions, and seek offsetting commercial terms, which could reduce revenue, negatively affect margins, weaken customer relationships or reduce our market share.
We may not be able to effectively operate our business if we are unable to attract and retain qualified personnel.
As the source of our technological and product innovations, our key engineering and technical personnel represent a significant asset. Our success depends on our ability to continue to attract, retain, and motivate qualified personnel, including executive officers and other key management, sales, engineering, and technical personnel. The competition for management, sales, engineering, and technical personnel is intense in the semiconductor industry, particularly in the locations in which we operate, and therefore we may not be able to continue to attract and retain the qualified personnel necessary for the design, development, manufacture, and sale of our products. Our employees are in high demand, and our competitors and other companies may offer compensation or other opportunities in excess of what we offer. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance and/or declines in the price of our common stock, given, among other factors, the use of equity-based compensation by us and our competitors. Additionally, if we are unable to obtain required stockholder approval for future increases in the number of shares available under our long-term incentive plans, we may be limited in granting equity-based incentive awards, which may impair our efforts to attract and retain necessary personnel. Further, existing immigration laws, as well as difficulties and increased costs in obtaining visas, together with any changes to immigration policies or regulations in the United States, such as the increased cost for H-1B worker visas announced in September 2025 and the August 2026 guidance narrowing work authorization eligibility for foreign national students, make it more difficult for us to recruit and retain highly skilled foreign nationals (in the United States or abroad), limiting the pool of available talent. The increased ability of employees in our industry to work from home or in other remote work arrangements has impacted, and may continue to impact, the mobility and turnover of our employees, potentially making it more difficult for us to compete in the job market. We continue to anticipate increases in human resource needs, particularly in engineering. The loss of the services of one or more of our key employees or our inability to attract, retain, and motivate qualified personnel could have a material adverse effect on our ability to operate our business.
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
We may not be able to effectively execute restructuring initiatives, which could result in total costs that are greater than expected and cause us not to achieve the expected long-term operational benefits of such initiatives.
We have, from time to time, implemented restructuring initiatives in the past and may continue to implement initiatives in the future that are aimed at reducing operating costs, streamlining our manufacturing footprint, and exiting certain product lines and businesses to focus on opportunities that align with our long-term strategy and profitability objectives. Because restructuring activities may involve changes to many aspects of our business, including but not limited to the location of our production facilities and personnel and the potential exit from certain product lines and businesses, our ability to successfully implement restructuring actions depends on a number of factors that we may not be able to predict. Risks associated with these actions include unexpected transition costs, disruption of our existing operations and productivity, diversion of management’s attention, employee attrition beyond any planned changes in personnel and the inability to replace the loss of revenue associated with a divested business. In addition, European Works Councils and other governing bodies representing our foreign employees, may require us to incur additional, unplanned compensation expenses associated with restructuring activities. The failure to successfully and timely realize the anticipated benefits of these restructuring actions could have a material adverse effect on our profitability, financial condition or results of operations. In addition, even if we fully execute and implement these actions, there may be other unforeseeable and unintended consequences that could materially adversely impact our profitability and business, including unintended employee attrition, harm to our competitive position or reputation, or inability to effectively scale our business in response to shifting demand. To the extent that we do not achieve the profitability enhancement or other anticipated benefits of restructuring initiatives, our results of operations may be materially adversely affected.
We are subject to uncertainties involving the ordering and shipment of, and payment for, our products.
Our sales are typically made pursuant to standard purchase orders and/or specified customer contracts, or both, for delivery of products and not under long-term supply arrangements with our customers. Our customers may seek to cancel or defer orders before shipment. Additionally, we sell a significant portion of our products through third-party distributors, some of whom have rights to return products if the product is non-conforming. We depend on these distributors to help us create end customer demand, provide technical support and other value-added services to customers, fill customer orders and stock our products. We may rely on one or more key distributors for a product, and a material change in our relationship with one or more of these distributors or their failure to perform as expected could reduce our revenue. Our ability to add or replace distributors for some of our products may be limited because our end customers may be hesitant to accept the addition or replacement of a distributor due to advantages in the incumbent distributors’ technical support and favorable business terms related to payments, discounts and stocking of acceptable inventory levels. Using third parties for distribution exposes us to many risks, including competitive pressure, concentration, credit risk and compliance risks. Other third parties may use one of our distributors to sell products that compete with our products, and we may need to incentivize the distributors to focus on the sale of our products. Violations of the Foreign Corrupt Practices Act or similar laws by our distributors or other third-party intermediaries could have a material impact on our business. Failure to manage risks related to our use of distributors may reduce sales, increase expenses and weaken our competitive position.
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
Although we are evaluating, and where we believe appropriate, incorporating AI tools, including AI agents, into our operations, our use of AI tools may subject us to significant competitive, legal, regulatory and other risks, and there can be no assurance that our use of AI tools will enhance our business operations or result in a benefit to us. Our competitors may be more successful in their use of AI tools, including by developing superior products or improving their operations with the assistance of AI. Additionally, there could be adverse impacts from inaccurate or flawed algorithms, training, or data sets. Our use of AI tools or agents could also result in the loss of confidential information or intellectual property or an inability to claim or enforce intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, cybersecurity, and the unauthorized use of Company information. The jurisdictions in which we conduct business have and may adopt laws and regulations related to AI that could cause us to incur greater compliance costs, limit our use of AI tools, or subject us to legal liabilities.
Risks Related to Strategic Transactions and Indebtedness
To be successful, we may need to make additional investments and acquisitions, integrate companies we acquire, and/or enter into strategic alliances.
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
•integrating financial forecasting and controls, procedures, reporting cycles, accounting policies, disclosure controls, internal control over financial reporting, enterprise systems and financial reporting processes, and maintaining effective controls during system migrations and organizational changes;
•consolidating and integrating corporate, IT, finance, human resources and administrative infrastructures;
•coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;
•integrating Qorvo’s systems, operations and product lines;
•maintaining customer confidence, quote and order continuity, sales operations, forecast accuracy, customer master data, distributor alignment, pricing records, enterprise resource planning, and customer-care responsiveness during the period in which the combined company operates across separate or transitioning systems and processes;
•meeting obligations that we will have to counterparties of Qorvo that arise as a result of the change in control of Qorvo; and
•integrating employees and related HR systems and benefits, maintaining employee productivity, and retaining key employees.
If we do not successfully manage these issues and the other challenges inherent in integrating a new business, then we may not achieve the anticipated benefits of the Mergers on our anticipated timeframe, if at all, and our business, revenue, expenses, operating results, financial condition, and stock price could be materially adversely affected.
Efforts to integrate Qorvo could disrupt our relationships with third parties and employees and divert management’s attention, which could adversely impact our operating results and ongoing business.
We have expended, and continue to expend, significant management time and resources on the Mergers and now, following the closing of the Mergers, on integrating Qorvo’s business with ours, which may have a negative impact on our ongoing business and operations. Integration activities, including the combination of product roadmaps, sales and design win processes, manufacturing and supply chain footprints, enterprise resource planning and other information technology systems, and compensation and benefits programs, could disrupt our business relationships with our existing and potential customers, suppliers and other business partners, who may attempt to negotiate changes in existing business relationships, qualify additional or alternative suppliers, or reduce the aggregate share of their business awarded to the combined company. Uncertainty associated with the integration process could also adversely affect our ability to recruit and retain key personnel and other employees, including Skyworks and Qorvo employees who are critical to realizing the anticipated benefits of the Mergers, and we may incur higher than anticipated retention, severance, and restructuring costs. The occurrence of any of these events individually or in aggregate could have a material adverse effect on our business, results of operations, and financial condition.

Our outstanding indebtedness could reduce our flexibility to operate our business.
We have substantial outstanding indebtedness. In May 2021, the Company issued in a public offering $500 million of 3.00% Senior Notes due 2031 (the “2031 Notes”), which 2031 Notes remain outstanding. In August 2026, the Company issued in a public offering $800 million of 5.00% Senior Notes due 2028 (the “2028 Notes”), $600 million of 5.75% Senior Notes due 2032 (the “2032 Notes”) and $600 million of 6.25% Senior Notes due 2036 (the “2036 Notes”). In October 2026, the Company completed its offers to exchange all outstanding senior notes of Qorvo, Inc. (“Qorvo Senior Notes”) issued and outstanding as of May 20, 2026 and issued approximately $778 million of new 4.375% Senior Notes due 2029 (the “2029 Exchange Notes”) and approximately $647 million of new 3.375% Senior Notes due 2031 (the “2031 Exchange Notes” and, together with the 2029 Exchange Notes, the 2028 Notes, the 2031 Notes, the 2032 Notes and the 2036 Notes, the “Skyworks Notes”). Approximately $124 million of Qorvo Senior Notes (the “Qorvo Notes” and, together with the Skyworks Notes, the “Notes”) were not tendered in the exchange offer and remain outstanding. As of the date hereof, all the Notes remain outstanding. For further discussion, see Note 16 to Item 8 of this Annual Report on Form 10-K.
Additionally, on May 21, 2021, the Company entered into a revolving credit agreement with various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, providing for a $750 million revolving credit facility (the “Revolving Credit Facility”), which was amended in November 2025 to extend its maturity date to November 18, 2030.
Existing indebtedness under our Revolving Credit Facility or the Notes could have the effect, among other things, of reducing our flexibility to respond to changing business, economic, industry and regulatory conditions. We also have incurred, and will continue to incur, various costs and expenses associated with our indebtedness. Our ability to arrange additional financing and make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles, and financial, business, and other factors affecting our operations, many of which are beyond our control. We are exposed to interest rate risk through our Revolving Credit Facility, which is subject to variable interest rates, and interest rate increases have led to increased interest payments. Our existing indebtedness or incurrence of any additional indebtedness, including the indebtedness incurred and assumed in connection with the Mergers, could reduce funds available for working capital, capital expenditures, acquisitions, share repurchases, and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we were to refinance the Notes, we may not be able to do so on favorable terms or rates.
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
Our acquisition of Qorvo will result in significant goodwill and acquired intangible assets, and changes in operating performance, market conditions, integration plans, product roadmaps or valuation assumptions could result in material impairment charges.
In connection with the Mergers, we will record acquired assets and assumed liabilities based on preliminary estimates of fair value. These estimates require significant judgments regarding expected revenue, margins, customer relationships, technology life cycles, discount rates, useful lives, inventory valuation, property and equipment, tax attributes, uncertain tax positions and other matters. These estimates may change during the measurement period as additional information becomes available. In addition, if the combined business does not achieve anticipated operating results, if product demand or expected synergies decline, or if technologies or acquired in-process research and development projects become obsolete or are abandoned, we may be required to record material impairment or other charges. Such charges could materially adversely affect our results of operations and financial condition.

Risks Associated with Our Industry
The wireless communications, analog, and mixed-signal semiconductor markets are characterized by significant competition.
The wireless communications semiconductor industry, in general, and the other analog and mixed-signal markets in which we compete are very competitive, which may cause pricing pressures, decreased gross margins, and rapid loss of market share. We compete with international and United States semiconductor manufacturers of all sizes in terms of resources and market share, including, but not limited to, Analog Devices, Broadcom, Cirrus Logic, Infineon Technologies, MACOM Technology Solutions, Monolithic Power Systems, Murata Manufacturing, NXP Semiconductors, Qualcomm, Renesas Electronics, SiTime, and Texas Instruments.
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
•ability to capture design wins in new growth markets, such as Wi-Fi 7 and 8,
•product quality, reliability, and performance,
•ability of certain products, including “high reliability” solutions, to perform under stringent operating conditions,
•product cost and selling price,
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
As a result, certain competitors may be able to adapt more quickly than we can to new or emerging technologies, such as AI, and changes in customer requirements or may be able to devote greater resources to the development, promotion, and sale of their products than we can. As a result of industry consolidation, certain competitors may be able to further exploit such benefits to strengthen their competitive position. In addition, our customers, including our largest customer, have sought to dual source components for which we previously were or are the single source and may continue to do so, which could result in a material adverse impact on our business.
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
Current and potential competitors have established, or may in the future establish, financial, contractual, or strategic relationships among themselves or with customers, resellers, or other third parties. These relationships have affected and may continue to affect customers’ purchasing decisions, which has led to and could lead to customers choosing to purchase competitor products instead of our products. In addition, it is possible that new competitors or alliances among competitors could emerge, causing such competitors to rapidly acquire significant market share. We may not be able to compete successfully against current and potential competitors. Increased competition has in the past and could continue to in the future result in pricing pressures, decreased gross margins, and loss of revenue and market share and may materially and adversely affect our business, results of operations, and financial condition.
The semiconductor industry is highly cyclical and subject to significant downturns.
We operate in the semiconductor industry, which is cyclical and subject to rapid declines in demand for end-user products in both the consumer and enterprise markets. Uncertain worldwide economic and political conditions, together with other factors such as the volatility of the financial markets, can make it difficult for our customers and for us to accurately forecast and plan future business activities. Uncertainty and economic weakness could result in a market contraction and, as a result, our business, results of operations, and financial condition would likely be materially and adversely affected. Such periods of industry downturn are characterized by diminished product demand and revenue, manufacturing overcapacity, excess inventory levels, accelerated erosion of average selling prices, bad debt, inventory charges, restructuring charges, and asset impairment charges. Furthermore, downturns in the semiconductor industry may be prolonged, and any extended delay or failure of the market to recover from an economic downturn would materially and adversely impact our business, results of operations, and financial condition, which could adversely affect our stock price.
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
The semiconductor industry generally and, in particular, many of the markets into which we sell our products, are highly cyclical and characterized by constant and rapid technological change, continuous product evolution, price erosion, evolving technical standards, short product life cycles (including annual product refreshes in some cases), increasing demand for higher levels of integration, increased miniaturization, reduced power consumption, and wide fluctuations in product supply and demand. Our operating results depend largely on our ability to continue to cost-effectively introduce new and enhanced products on a timely basis, both within our traditional markets and in new, expanded, or adjacent markets. The successful development and commercialization of semiconductor devices and modules is highly complex and depends on numerous factors, including the ability:
•to anticipate customer and market requirements and changes in technology and industry standards,
•to obtain sufficient manufacturing capacity within an international supply chain to meet customer demand,
•to define new products that meet customer and market requirements,
•to complete development of new products and bring products to market on a timely basis,
•to differentiate our products from offerings of our competitors,
•to achieve overall market acceptance of our products,
•to lengthen the time that a particular product is in demand,
•to source and maintain manufacturing materials,
•to identify and maintain suppliers with the necessary technology and scale to support the increasing complexity of our manufacturing requirements,
•to attract, hire, develop and retain highly technical talent, and
•to obtain adequate multi-jurisdictional intellectual property protection for our new products.
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
An increasing number of customers, as well as a number of domestic and foreign jurisdictions, restrict or may seek to restrict the use of various substances, including a class of chemicals known as per- and polyfluoroalkyl (“PFAS”) substances, and a number of such substances have been or are currently used in our products or processes. In supplying customers with products that do not contain PFAS substances, we have encountered and may continue to encounter quality and yield problems that impact our ability to supply products to our customers or result in our customers choosing to work with our competitors, which could have a material adverse effect on our financial condition, results of operations or cash flow. In addition, the European Union Restriction of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) Directive requires that certain substances, which may be found in certain products we have manufactured in the past, be removed from all electronics components. Eliminating such substances from our manufacturing processes requires the expenditure of additional research and development funds to seek alternative substances for our products, as well as increased testing by third parties to ensure the quality of our products and compliance with the RoHS Directive. While we have implemented a compliance program intended to ensure our product offering meets these regulations, there may be instances where alternative substances will not be available or commercially feasible, or may only be available from a single source, or may be significantly more expensive than their restricted counterparts. Additionally, if we were found to be non-compliant with any such rule or regulation, we could be subject to fines, penalties, and/or restrictions imposed by government agencies that could adversely affect our operating results.
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
New climate change laws and regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. Various jurisdictions in which we do business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, limitations or restrictions on water use, regulations on energy management and waste management, regulations on product packaging materials and product packaging waste reduction, and other climate change-based rules and regulations, which may increase our expenses and limit our ability to supply certain customers or geographic markets and adversely affect our operating results. We expect increased worldwide regulatory activity relating to climate change in the future.

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
Security breaches, phishing, spoofing, malware installations, attempts by others (including by AI or with the use of AI) to gain unauthorized access to our information technology systems, networks, products, and databases, and other cyberattacks continue to become more sophisticated and persistent. We have been directly and indirectly subject to these attacks and expect to continue to be subject to these attacks. Further, these incidents, which might be related to industrial, state-sponsored, and/or economic espionage, or financial cyber extortion or fraud, include covertly introducing malware and spyware to our computers, networks, and products (or to an electronic system operated by a third party for our benefit) and impersonating authorized users, among others. We seek to prevent, detect, and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude, duration, and effects. The theft, unauthorized use, transfer, or publication of our intellectual property; or our customers’ confidential business, financial, and/or technical information; or the personal data of our employees, customers, or others by third parties or by our employees could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives, or otherwise adversely affect our business and technology development. To the extent that any security breach or other cybersecurity incident results in inappropriate disclosure of data, including our customers’, suppliers’, licensees’, or employees’ confidential or personal information, we may incur liability, face contractual and regulatory fines and penalties, and sustain significant financial resources to remediate such breach. Such an incident could, among other things, damage our reputation, impair our ability to attract and retain our customers, impact our stock price, and materially damage our relationships with our business partners. If a ransom-style cyberattack or similar incident impedes our ability to use or access our information systems for an extended period of time, this could adversely affect our business operations and financial results. In addition, certain customers and suppliers, including cloud-based and critical service providers, and other third parties with whom we conduct business, including foundries, assembly and test contractors, and distributors, have been, and are likely to continue to be, subject to cybersecurity incidents, misappropriation efforts, or network disruptions that could jeopardize our proprietary or sensitive data, impact such third parties’ ability to meet their obligations to us, or otherwise negatively impact our ongoing business operations. We expect to continue devoting significant resources to the security of our information technology systems, networks, and databases, including through the training of our employees and monitoring the security posture of critical third parties who have access to our systems or sensitive data. However, we cannot ensure that our cybersecurity program or these security measures and monitoring efforts will be sufficient to prevent or mitigate the damage caused by a cybersecurity incident or network disruption, and our systems may be vulnerable to hacking, insider threats, employee error or manipulation, theft, system malfunctions, or other adverse events. Further, certain countries and industries have implemented, and other countries, regions or industries may implement, cybersecurity, product security, and privacy laws that require companies’ information disclosure, processing practices, technology security environment, and other practices to meet certain standards and/or be certified. Such laws may be complex, ambiguous, and subject to interpretation, which may create uncertainty regarding compliance. As a result, our efforts to comply with such laws, to the extent applicable, may be expensive and may fail, which could adversely affect our business, results of operations, and cash flows. In addition, certain of our products that we use contain firmware that incorporates or is derived from “open source” software that generally is made publicly available by its developers or other third parties. Risks related to the use of open source software include, but are not limited to, the introduction of cybersecurity vulnerabilities into our products or development platforms, our noncompliance with applicable licensing terms, subjecting certain of our derivative works or software enhancements to public disclosure and/or unfavorable licensing conditions, potential restrictions on our ability to market the firmware associated with our products, and enhanced governmental or other third-party scrutiny of our products.

We may not be able to successfully protect our intellectual property rights.
We rely on patent, copyright, trademark, trade secret, and other intellectual property rights and laws, as well as nondisclosure and confidentiality agreements and other methods, to protect our confidential and proprietary technologies, inventions, information, data, devices, algorithms, processes, and other intellectual property. In addition, we often incorporate the intellectual property of our customers, suppliers, or other third parties into our designs, and we have certain obligations with respect to the non-usage and non-disclosure of such third-party intellectual property. From time to time, we have engaged in and it may be necessary to continue to engage in litigation, administrative actions, or like activities to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity, enforceability, and scope of proprietary rights of others, including our customers. This has required and will continue requiring us to expend significant resources and could divert the efforts and attention of our management and technical personnel from our business operations. Regardless of our actions:
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
A third party could potentially copy, misappropriate, or otherwise obtain and use our technology without authorization, develop similar technology independently, or design around or invalidate our patents. If any of our intellectual property protection mechanisms fails to protect our technology, it would make it easier for our competitors to offer similar competitive products or for third parties to offer counterfeit products, potentially resulting in loss of market share and price erosion. Even if we receive a patent, the patent claims may not be broad enough to adequately cover and protect our technology or could be rendered invalid or unenforceable. Furthermore, even if we receive patent protection in the United States, we may not seek, or may not be granted, patent protection in other relevant foreign countries. In addition, effective patent, copyright, trademark, and trade secret protection and enforcement may be unavailable, impractical, or limited for certain technologies and in certain foreign countries.
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
From time to time, we have been, and may become involved in litigation with customers, suppliers, competitors, government or regulatory agencies, shareholders, employees, former employees, contractors, former contractors, or other parties. We are the plaintiff in some of these actions and the defendant in others. Such actions could result in the imposition of various remedies such as injunctions or monetary damages, which if awarded could materially and adversely harm our business, subject us to substantial defense costs and expenses, and divert resources and the attention of management from our business. For example, on March 4, 2025, the Company and certain former officers were named in a putative class action lawsuit filed in the United States District Court for the Central District of California (the “Court”). The complaint, as amended, alleges violations of federal securities laws arising out of alleged misstatements or omissions by the Company during the alleged class period and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. On May 6, 2026, the Court denied the Company’s motion to dismiss the amended complaint, and the matter has proceeded to discovery, which is expected to be costly and to divert management’s time and attention. After the aforementioned putative class action lawsuit was filed, in April 2025, the Company and certain of its directors and officers were named in three derivative action lawsuits filed in the United States District Court for the Central District of California. Each of the derivative actions was brought on behalf of the Company by a putative stockholder alleging, among other things, breaches of fiduciary duties and violations of federal securities laws. The complaints seek, among other things, damages and attorneys’ fees and costs. In addition, from time to time, we are, and may become, the subject of inquiries, requests for information, investigations, or other actions by government and regulatory agencies regarding our business. Any such matters, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management, damage our reputation, or otherwise adversely affect our business.
We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology.
The semiconductor industry is characterized by vigorous protection, enforcement, and pursuit of intellectual property rights. Third parties have asserted, and may in the future assert, patent, copyright, trademark, and other intellectual property rights against technologies that are important to our business and manufacturing operations and have demanded and may in the future demand that we license their technology or refrain from using it. For example, in fiscal 2025, Denso Corporation filed patent infringement litigation against the Company in the U.S. (United States District Court for the Central District of California) and in Japan (Civil Division of the Osaka District Court), alleging that the Company willfully infringed Denso’s U.S. and Japanese patents relating to piezoelectric thin film and seeking monetary damages and injunctive relief. Although we settled that litigation during fiscal 2026, similar claims may be asserted against us in the future, including claims asserted against Qorvo’s legacy products and technologies, and the outcome of any such claims cannot be predicted with certainty.
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
The trading price of our common stock has fluctuated and may continue to fluctuate significantly. Such fluctuations may be influenced by many factors, including:
•uncertainty regarding the condition and prospects of domestic and foreign economies,
•our performance and prospects, and the performance and prospects of our major customers and competitors,
•the volatility of the financial markets,
•instability in global credit and financial markets,
•our revenue concentrations with relatively few customers, including the impact of the achievement or loss of design wins with such customers,
•our stock repurchase and dividend activities, including the lack thereof,
•the timing of our repayment of outstanding indebtedness,
•investor perception of us and the industry in which we operate,
•changes in the market valuations of other companies, including, but not limited to, those in our industry,
•changes in earnings estimates, price targets, or buy/sell recommendations by analysts,
•our ability to successfully identify, acquire, and integrate acquisition candidates, including our ability to integrate Qorvo and realize the anticipated benefits of the Mergers, and the dilution to our stockholders resulting from the shares of our common stock issued as merger consideration,
•the depth and liquidity of the market for our common stock,
•the exclusion or removal of our stock from market indices, such as the S&P 500 Index,
•domestic and international political conditions,
•domestic and international tax, fiscal, and trade policy decisions, and
•the extent of the impact of global health events.
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
There can be no assurance that we will, or will continue to, repurchase our stock or declare cash dividends.
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
Our stock repurchases may change from time to time, and we cannot provide assurance that we will make stock repurchases in any particular amounts or at all. A reduction in the level of our stock repurchases could have a negative effect on our stock price.

While we have previously paid quarterly cash dividends, on July 28, 2026, we announced that our Board of Directors had determined not to declare quarterly cash dividends on our common stock going forward. Future dividends, if any, are subject to declaration by our Board of Directors, and we may not resume paying dividends at historical levels or at all.
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

We devote significant resources and efforts to protecting the security of our information technology and operational systems, including utilizing threat monitoring and commissioning assessments by third parties, taking guidance from ISO information security standards, and conducting proactive risk and compliance reviews against regulatory, industry, and evolving data privacy requirements. We provide ongoing cybersecurity training to our employees based on access to our network and roles, which includes annual training to non-factory employees on our acceptable use policy, our data protection methods, and social engineering tactics used by threat actors. We maintain a cross-functional cybersecurity incident management procedure with defined roles, responsibilities, and reporting protocols that are designed to timely respond to, investigate, mitigate, remediate, and if appropriate, disclose, a cybersecurity incident. Furthermore, we practice our response to potential cybersecurity incidents through tabletop exercises.

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

Cybersecurity Governance
Our Board of Directors (“Board”) is responsible for our risk oversight, with the Audit Committee specifically overseeing management’s cybersecurity risk management program. In this role, the Audit Committee receives quarterly updates from members of management, including the vice president, information technology (“VP of IT”), who oversees our information technology function. Our VP of IT is further supported by the senior director, information technology who reports to the VP of IT and leads a team in implementing, monitoring and updating the cybersecurity risk management program, as well as addressing existing and emerging cybersecurity threats and managing cybersecurity incidents (“Head of Information Security”). The Board receives regular reports from the Audit Committee, as well as an annual cybersecurity report or materials from management, including the VP of IT, highlighting key activities of the Company’s cybersecurity team, including internal initiatives and updates and external engagements with third party cybersecurity firms, recent incidents throughout the industry and the emerging threat landscape.

Our VP of IT has more than 20 years of leadership experience in information technology and reports to our Chief Financial Officer. Our Head of Information Security has over 25 years of experience managing global information technology and cybersecurity operations and is a Certified Information Systems Security Professional.

ITEM 2. PROPERTIES.

We maintain our primary executive offices in Irvine, California. For information regarding property, plant, and equipment by geographic region for each of the last two fiscal years, see Note 14 to Item 8 of this Annual Report on Form 10-K. The following table sets forth our principal facilities as of October 2, 2026:

Location	Owned/Leased	Square Footage	Primary Function
Singapore, Singapore	Leased	412,300	Filter manufacturing
Osaka, Japan	Owned (1)	383,600	Filter manufacturing
Mexicali, Mexico	Owned	380,000	Manufacturing and office space
Mexicali, Mexico	Leased	378,000	Manufacturing and office space
Irvine, California	Leased	218,000	Design center and office space
Woburn, Massachusetts (2)	Owned	158,000	Manufacturing and office space
Newbury Park, California	Owned	111,600	Manufacturing and office space
Newbury Park, California	Leased	110,000	Design center
Austin, Texas	Leased	98,300	Design center and office space
(1) The Company owns the building and the land is leased for approximately 35 additional years expiring in 2061.
(2) The Woburn facility was a material operating property during fiscal 2026 and was classified as held for sale as of fiscal year-end.

Following the completion of our acquisition of Qorvo after fiscal year-end, we continue to maintain our primary executive offices in Irvine, California and principal facilities acquired include:

Location	Owned/Leased	Square Footage	Primary Function
Richardson, Texas	Owned	714,000	Manufacturing and office space
Hillsboro, Oregon	Owned	279,000	Manufacturing and office space
Greensboro, North Carolina	Leased	256,000	Manufacturing and office space
Greensboro, North Carolina	Owned	150,000	Manufacturing, design center and office space
Apopka, Florida	Owned	107,000	Design center and office space
Nuremberg, Germany	Leased	66,000	Design center and manufacturing

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

The number of stockholders of record of our common stock as of November 4, 2026 was 7,235. On July 28, 2026, the Company announced that the Board of Directors had decided not to declare quarterly cash dividends on the Company’s common stock going forward. We intend to continue to retain any future earnings to invest in the growth and operation of our business and do not intend to pay any dividends for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors.

Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of common stock made during the three months ended October 2, 2026:

Period	Total Number of Shares Purchased		Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
07/04/26 - 07/31/26	295	(3)	$57.51	—	$2.0 billion
08/01/26 - 08/28/26	1,627,850	(4)	$66.34	1,614,547	$1.9 billion
08/29/26 - 10/02/26	5,046	(3)	$74.65	—	$1.9 billion
	1,633,191			1,614,547
(1) We announced on July 28, 2026 that our Board of Directors had approved a new stock repurchase program, pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time through January 31, 2029, on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements, as discussed in Note 9 to Item 8 of this Annual Report on Form 10-K.
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
(4) 1,614,547 shares were repurchased at an average price of $66.33 per share as part of our July 2026 stock repurchase program, and 13,303 shares were repurchased by us at the fair market value of the common stock as of the applicable purchase date, in connection with the satisfaction of tax withholding obligations under equity award agreements with an average price of $67.73 per share.

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

OVERVIEW

We, together with our consolidated subsidiaries, are a U.S.-based global leader in high-performance radio frequency (“RF”), power management, and analog and mixed-signal semiconductor products and solutions, serving mobile and a broad range of diversified markets, including physical AI and connected edge, defense and aerospace, data center and networking, and automotive.

Completed Combination With Qorvo
On October 5, 2026, we completed the acquisition of Qorvo, Inc. (“Qorvo”), pursuant to two merger transactions involving cash-and-stock consideration (the “Mergers”). Pursuant to the Agreement and Plan of Merger dated October 27, 2025 (the “Merger Agreement”), Qorvo became a wholly owned subsidiary of Skyworks.

Under the terms of the Merger Agreement, at the effective time of the transaction, each share of Qorvo common stock issued and outstanding immediately prior to the effective time, subject to certain exceptions set forth in the Merger Agreement, was converted into the right to receive 0.960 of a share of Skyworks common stock and $32.50 per share in cash, without interest and subject to applicable withholding taxes. Qorvo stockholders received approximately $2.9 billion in cash and 85.3 million shares of Skyworks common stock in the aggregate.

We funded the cash portion of the Mergers with the net proceeds from the issuance of an aggregate of $2,000.0 million in senior notes, comprised of $800.0 million of 5.00% Senior Notes due 2028 (the “2028 Notes”), $600.0 million of 5.75% Senior Notes due 2032 (the “2032 Notes”), and $600.0 million of 6.25% Senior Notes due 2036 (the “2036 Notes”), that we issued on August 10, 2026, as well as cash on hand and funds from our revolver.

In connection with the completion of the Mergers, we also completed the previously announced exchange offers for $1,550.0 million of outstanding senior notes of Qorvo. Pursuant to the exchange offers, participating holders exchanged their Qorvo senior notes for newly issued senior notes of Skyworks having substantially similar terms. Refer to Note 17 to Item 8 of this Annual Report on Form 10-K for additional information related to the Mergers and exchanged notes.

For more information on risks related to the completed Mergers, see Part I, Item 1A, Risk Factors, “Risks Related to Strategic Transactions and Indebtedness” of this Annual Report on Form 10-K. The discussions below related to our business and financial results for fiscal 2026 and prior periods do not include any impact from or information relating to the Mergers.

RESULTS OF OPERATIONS

Fiscal Years Ended October 2, 2026, October 3, 2025, and September 27, 2024
The following table sets forth the results of our operations expressed as a percentage of net revenue. See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 3, 2025, filed with the SEC on November 7, 2025, as amended by Amendment No. 1 to such Annual Report on Form 10-K, filed with the SEC on January 30, 2026 (the “2025 10-K”), for Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended September 27, 2024.

	Fiscal Years Ended
	October 2, 2026	October 3, 2025	September 27, 2024
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	59.2	58.8	58.8
Gross profit	40.8	41.2	41.2
Operating expenses:
Research and development	21.1	19.2	15.1
Selling, general, and administrative	11.0	9.1	7.2
Amortization of intangibles	—	—	—
Restructuring, impairment, and other charges	3.1	0.6	3.6
Total operating expenses	35.2	28.9	25.9
Operating income	5.5	12.2	15.3
Interest expense	(1.0)	(0.7)	(0.7)
Other income, net	1.0	1.3	0.7
Income before income taxes	5.4	12.9	15.2
Provision for income taxes	1.1	1.2	1.0
Net income	4.3%	11.7%	14.3%

General
During the fiscal year ended October 2, 2026, the following key factors contributed to our overall results of operations, financial position, and cash flows:

•Net revenue decreased 3.1% to $3,959.6 million in fiscal 2026, as compared to $4,086.9 million in fiscal 2025, driven primarily by a decrease in market share at a significant customer, partially offset by an increase in demand for our automotive, data center products, and Wi-Fi products.

•Our ending cash, cash equivalents, and marketable securities balance increased 87.7% to $2,606.1 million in fiscal 2026, as compared to $1,388.4 million in fiscal 2025. The increase in cash and cash equivalents during fiscal 2026 was primarily due to the borrowing of $800.0 million of the 2028 Notes, $600.0 million of the 2032 Notes, and $600.0 million of the 2036 Notes, which were used in fiscal 2027 to fund the cash portion of the Mergers, as well as cash generated from operations of $549.9 million, partially offset by repayments of debt of $500.0 million, dividend payments of $320.1 million, capital expenditures of $320.6 million, and share repurchases of $114.5 million.

Net Revenue

	Fiscal Years Ended
(dollars in millions)	October 2, 2026	Change	October 3, 2025	Change	September 27, 2024
Net revenue	$3,959.6	(3.1)%	$4,086.9	(2.2)%	$4,178.0

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

The decrease in net revenue in fiscal 2026, as compared to fiscal 2025, was driven primarily by a decrease in market share at a significant customer, partially offset by an increase in demand for our automotive, data center, and Wi-Fi products.

For information regarding net revenue by geographic region and customer concentration, see Note 14 to Item 8 of this Annual Report on Form 10-K.

Gross Profit

	Fiscal Years Ended
(dollars in millions)	October 2, 2026	Change	October 3, 2025	Change	September 27, 2024
Gross profit	$1,614.9	(4.0)%	$1,682.1	(2.2)%	$1,720.8
% of net revenue	40.8%		41.2%		41.2%

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

The decrease in gross profit in fiscal 2026, as compared to fiscal 2025, was primarily the result of increases in input costs and unfavorable product mix, partially offset by higher unit volumes.

Research and Development

	Fiscal Years Ended
(dollars in millions)	October 2, 2026	Change	October 3, 2025	Change	September 27, 2024
Research and development	$837.0	6.6%	$785.5	24.3%	$631.7
% of net revenue	21.1%		19.2%		15.1%

Research and development expenses consist primarily of direct personnel costs including share-based compensation expense, costs for pre-production evaluation units and testing of new devices, non-production masks, engineering prototypes, and design tool costs.

The increase in research and development expenses in fiscal 2026, as compared to fiscal 2025, was primarily related to increases in headcount-related expenses, including share-based compensation, as a result of our increased investment in developing new technologies and products.

Selling, General, and Administrative

	Fiscal Years Ended
(dollars in millions)	October 2, 2026	Change	October 3, 2025	Change	September 27, 2024
Selling, general, and administrative	$436.1	17.4%	$371.5	23.5%	$300.8
% of net revenue	11.0%		9.1%		7.2%

Selling, general, and administrative expenses include legal and related costs, accounting, treasury, human resources, information systems, customer service, bad debt expense, sales commissions, share-based compensation expense, advertising, marketing, costs associated with business combinations completed or contemplated during the period, and other costs.

The increase in selling, general, and administrative expenses in fiscal 2026, as compared to fiscal 2025, was primarily related to increases in professional services costs related to the Qorvo transaction, partially offset by decreases in headcount-related expenses, including share-based compensation.

Restructuring, Impairment, and Other Charges

	Fiscal Years Ended
(dollars in millions)	October 2, 2026	Change	October 3, 2025	Change	September 27, 2024
Restructuring, impairment, and other charges	$124.2	413.2%	$24.2	(83.9)%	$150.0
% of net revenue	3.1%		0.6%		3.6%

Restructuring, impairment, and other charges in fiscal 2026 were primarily due to costs associated with facility consolidation and closure and impairment charges on other current assets and certain assets held for sale. The assets classified as held for sale as of October 2, 2026 were not material.

Restructuring, impairment, and other charges in fiscal 2025 were primarily due to charges incurred in connection with the transition of our former chief executive officer.

Interest Expense

	Fiscal Years Ended
(dollars in millions)	October 2, 2026	Change	October 3, 2025	Change	September 27, 2024
Interest expense	$41.3	52.4%	$27.1	(11.7)%	$30.7
% of net revenue	1.0%		0.7%		0.7%

The increase in interest expense in fiscal 2026, as compared to fiscal 2025, was due to the issuance of the 2028 Notes, the 2032 Notes, and the 2036 Notes in August 2026. Interest expense is estimated to increase in fiscal 2027 as our average borrowings outstanding are expected to be higher than in fiscal 2026.

Other Income, Net

	Fiscal Years Ended
(dollars in millions)	October 2, 2026	Change	October 3, 2025	Change	September 27, 2024
Other income, net	$38.3	(28.8)%	$53.8	81.1%	$29.7
% of net revenue	1.0%		1.3%		0.7%

The decrease in other income, net in fiscal 2026, as compared to fiscal 2025, was primarily due to a decrease in interest income generated from cash, cash equivalents, and marketable securities.

Provision for Income Taxes

	Fiscal Years Ended
(dollars in millions)	October 2, 2026	Change	October 3, 2025	Change	September 27, 2024
Provision for income taxes	$41.6	(16.1)%	$49.6	22.8%	$40.4
% of net revenue	1.1%		1.2%		1.0%

We recorded a provision for income taxes of $41.6 million (which consisted of a benefit of $43.9 million and $0.1 million related to United States federal and state income taxes, respectively, and a provision of $85.6 million related to foreign income taxes) and $49.6 million (which consisted of a benefit of $35.5 million and a provision of $0.1 million related to United States federal and state income taxes, respectively, and a provision of $85.0 million related to foreign income taxes) in fiscal 2026 and fiscal 2025, respectively.

The decrease in income tax expense in fiscal 2026, as compared to fiscal 2025, was primarily due to lower taxes, driven by the decrease in earnings, partially offset by an increase in share-based compensation shortfalls, uncertain tax positions, transaction costs related to the transaction with Qorvo, and a lower foreign-derived intangible income deduction benefit.

In December 2021, the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) released Global Anti-Base Erosion (“GloBE”) rules under Pillar Two. Many countries have implemented laws based on Pillar Two, which became effective for us beginning in fiscal 2025. In January 2026, the

OECD Inclusive Framework on BEPS released significant administrative guidance including the side-by-side safe harbor package that will apply to U.S. multinational enterprise groups. The tax impact associated with Pillar Two was immaterial to the financial statements for fiscal 2026 and fiscal 2025. We continue to evaluate the impact of proposed and enacted legislative changes as new guidance becomes available.

In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA did not have a material impact to the financials for fiscal 2026. We continue to evaluate the impact of the OBBBA on our business for future periods.

See Note 8 to Item 8 of this Annual Report on Form 10-K for additional information regarding income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	Fiscal Years Ended
(in millions)	October 2, 2026	October 3, 2025	September 27, 2024
Cash and cash equivalents at beginning of period	$1,161.3	$1,368.6	$718.8
Net cash provided by operating activities	549.9	1,300.8	1,824.7
Net cash used in investing activities	(134.3)	(234.0)	(355.9)
Net cash provided by (used in) financing activities	1,029.2	(1,274.1)	(819.0)
Cash and cash equivalents at end of period	$2,606.1	$1,161.3	$1,368.6

Cash provided by operating activities:
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $750.9 million decrease in cash provided by operating activities for fiscal 2026, as compared to fiscal 2025, was primarily related to a decrease in cash inflows as a result of changes to working capital (net of cash) of $470.8 million, due primarily to inventory and lower net income.

Cash used in investing activities:
Cash used in investing activities consists primarily of cash paid to make capital expenditures, purchase marketable securities, and acquire intangible assets, partially offset by cash received related to the sale or maturity of marketable securities. The $99.7 million decrease in cash used in investing activities for fiscal 2026, as compared to fiscal 2025, was primarily related to a decrease of $585.8 million in purchases of marketable securities, partially offset by a decrease of $358.1 million in the sale or maturity of marketable securities and an increase of $125.6 million in capital expenditures.

Cash provided by financing activities:
Cash provided by financing activities consists primarily of proceeds and payments related to our long-term borrowings and cash transactions related to equity. The $2,303.3 million increase in cash provided by financing activities for fiscal 2026, as compared to fiscal 2025, was primarily related to an increase of $1,979.9 million in long-term debt issued, a decrease of $715.7 million in share repurchases, net of excise tax paid, and a decrease of $112.5 million in dividend payments, partially offset by an increase of $500.0 million for the repayment of debt.

Liquidity:
Cash, cash equivalents, and marketable securities totaled $2,606.1 million as of October 2, 2026, representing an increase of $1,217.7 million from October 3, 2025.

We have outstanding $800.0 million of 2028 Notes, $500.0 million of Notes due 2031 (the “2031 Notes”), $600.0 million of 2032 Notes, and $600.0 million of 2036 Notes. During fiscal 2026 and fiscal 2024, we repaid $500.0 million and $300.0 million of outstanding borrowings, respectively. We have a revolving credit agreement (as amended, the “Revolving Credit Agreement”) under which we may borrow up to $750.0 million for general corporate purposes and working capital. As of October 2, 2026, there were no borrowings outstanding under the revolving credit facility (the “Revolver”). The Revolving Credit Agreement expires on November 18, 2030.

In connection with the completion of the Mergers and subsequent to fiscal year-end, we used the proceeds from the 2028 Notes, the 2032 Notes, and the 2036 Notes to partially fund the cash consideration for the Mergers, with additional funding provided by our cash on hand and funds from our revolver. We also assumed $1,550.0 million of outstanding senior notes of Qorvo through the issuance of new senior notes of the Company following the completion of the exchange offers and by the remaining outstanding indebtedness under outstanding senior notes of Qorvo following the completion of the exchange offers.

For a description of contractual obligations, such as taxes, leases, purchase commitments, and debt, see Note 8, Note 10, Note 11, Note 16, and Note 17 to Item 8 of this Annual Report on Form 10-K, respectively.

Based on our historical results of operations, we expect that our cash and cash equivalents on hand, the cash we expect to generate from operations, and funds from our Revolver, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, potential acquisitions, working capital, stock repurchases, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash and cash equivalents on hand, cash generated from operations, and funds from our Revolver will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected. For additional discussion regarding our stock repurchase program, refer to Note 9 to Item 8 of this Annual Report on Form 10-K.

Our invested cash balances primarily consist of highly liquid investments in money market funds that are available to meet near-term cash requirements.

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

Investment and Interest Rate Risk
Our exposure to interest rate and general market risks relates to our investment portfolio. Our investment portfolio consists of cash and cash equivalents (money market funds purchased with less than ninety days until maturity) that total approximately $2,606.1 million as of October 2, 2026.

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

Based on our results of operations for the fiscal year ended October 2, 2026, a hypothetical reduction in the interest rates on our cash, cash equivalents, and other investments of 100 basis points would result in an immaterial reduction of interest income with a de minimis impact on income before taxes.

We do not believe that investment or interest rate risks currently pose material exposures to our business or results of operations.

Foreign Exchange Rate Risk
Substantially all sales to customers and arrangements with third-party manufacturers provide for pricing and payment in United States dollars, thereby reducing the impact of foreign exchange rate fluctuations on our results. A percentage of our international operational expenses are denominated in foreign currencies, and exchange rate volatility could positively or negatively impact those operating costs. For fiscal 2026, fiscal 2025, and fiscal 2024, we had foreign exchange losses of $0.9 million, $1.0 million, and $5.2 million, respectively. Increases in the value of the United States dollar relative to other currencies could make our products more expensive, which could negatively impact our ability to compete. Conversely, decreases in the value of the United States dollar relative to other currencies could result in our suppliers raising their prices to continue doing business with us. Given the relatively small number of customers and arrangements with third-party manufacturers denominated in foreign currencies, we do not believe that foreign exchange volatility has a material impact on our current business or results of operations. However, fluctuations in currency exchange rates could have a greater effect on our business or results of operations in the future to the extent our expenses increasingly become denominated in foreign currencies.

We may enter into foreign currency forward and options contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. However, we may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. For fiscal 2026, fiscal 2025, and fiscal 2024, we had not entered into any outstanding foreign currency forward or options contracts with financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements of the Company are included herewith:

(1)	Report of Independent Registered Public Accounting Firm	Page 45

(2)	Consolidated Statements of Operations for the three years ended October 2, 2026	Page 47

(3)	Consolidated Statements of Comprehensive Income for the three years ended October 2, 2026	Page 48

(4)	Consolidated Balance Sheets as of October 2, 2026, and October 3, 2025	Page 49

(5)	Consolidated Statements of Cash Flows for the three years ended October 2, 2026	Page 50

(6)	Consolidated Statements of Stockholders’ Equity for the three years ended October 2, 2026	Page 51

(7)	Notes to Consolidated Financial Statements	Page 52 through 76

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Skyworks Solutions, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Skyworks Solutions, Inc. and subsidiaries (the Company) as of October 2, 2026 and October 3, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended October 2, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of October 2, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 2, 2026 and October 3, 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended October 2, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Application of tax laws and regulations
As discussed in Note 2 and Note 8 to the consolidated financial statements, the Company recorded an income tax provision of $41.6 million for the fiscal year ended October 2, 2026, which is comprised of current and deferred taxes on domestic and foreign income. The application of tax laws and regulations to calculate tax liabilities is subject to legal and factual interpretation, judgment, and uncertainty in a multitude of jurisdictions. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings.
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
Irvine, California
November 10, 2026

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Fiscal Years Ended
	October 2, 2026	October 3, 2025	September 27, 2024
Net revenue	$3,959.6	$4,086.9	$4,178.0
Cost of goods sold	2,344.7	2,404.8	2,457.2
Gross profit	1,614.9	1,682.1	1,720.8
Operating expenses:
Research and development	837.0	785.5	631.7
Selling, general, and administrative	436.1	371.5	300.8
Amortization of intangibles	0.9	0.9	0.9
Restructuring, impairment, and other charges	124.2	24.2	150.0
Total operating expenses	1,398.2	1,182.1	1,083.4
Operating income	216.7	500.0	637.4
Interest expense	(41.3)	(27.1)	(30.7)
Other income, net	38.3	53.8	29.7
Income before income taxes	213.7	526.7	636.4
Provision for income taxes	41.6	49.6	40.4
Net income	$172.1	$477.1	$596.0
Earnings per share:
Basic	$1.15	$3.09	$3.72
Diluted	$1.14	$3.08	$3.69
Weighted average shares:
Basic	150.0	154.4	160.1
Diluted	151.0	155.1	161.5

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal Years Ended
	October 2, 2026	October 3, 2025	September 27, 2024
Net income	$172.1	$477.1	$596.0
Other comprehensive income (loss), net of tax:
Fair value of investments	(0.1)	(0.1)	0.2
Pension adjustments	(1.1)	0.6	(0.2)
Comprehensive income	$170.9	$477.6	$596.0

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	As of
	October 2, 2026	October 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,606.1	$1,161.3
Marketable securities	—	212.9
Receivables, net of allowances of $0.9 and $0.9, respectively	494.7	598.1
Inventory	1,070.0	754.7
Other current assets	513.6	350.0
Total current assets	4,684.4	3,077.0
Property, plant, and equipment, net	1,197.6	1,194.6
Operating lease right-of-use assets	168.3	192.4
Goodwill	2,176.7	2,176.7
Intangible assets, net	633.7	809.0
Deferred tax assets, net	468.9	375.6
Marketable securities	—	14.2
Other long-term assets	107.2	77.5
Total assets	$9,436.8	$7,917.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301.8	$236.0
Accrued compensation and benefits	200.0	180.7
Current portion of long-term debt	—	499.4
Other current liabilities	432.8	407.1
Total current liabilities	934.6	1,323.2
Long-term debt	2,472.8	496.4
Long-term tax liabilities	110.3	85.7
Long-term operating lease liabilities	141.4	170.5
Other long-term liabilities	62.0	84.1
Total liabilities	3,721.1	2,159.9
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value: 25.0 shares authorized, no shares issued	—	—
Common stock, $0.25 par value: 525.0 shares authorized; 149.1 shares issued and outstanding as of October 2, 2026, and 148.7 shares issued and outstanding as of October 3, 2025	37.3	37.2
Additional paid-in capital	175.8	68.1
Retained earnings	5,508.9	5,656.9
Accumulated other comprehensive loss	(6.3)	(5.1)
Total stockholders’ equity	5,715.7	5,757.1
Total liabilities and stockholders’ equity	$9,436.8	$7,917.0

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal Years Ended
	October 2, 2026	October 3, 2025	September 27, 2024
Cash flows from operating activities:
Net income	$172.1	$477.1	$596.0
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	218.4	232.4	180.3
Depreciation	289.1	278.7	264.8
Amortization of intangible assets	173.4	184.3	186.5
Deferred income taxes	(90.6)	(55.8)	(108.4)
Asset impairment charges	66.2	—	147.9
Amortization of debt discount and issuance costs	2.4	1.9	2.5
Other, net	(3.5)	(11.0)	(8.8)
Changes in assets and liabilities:
Receivables, net	103.5	(89.3)	355.4
Inventory	(316.7)	41.8	330.4
Accounts payable	54.8	67.1	10.4
Other current and long-term assets and liabilities	(119.2)	173.6	(132.3)
Net cash provided by operating activities	549.9	1,300.8	1,824.7
Cash flows from investing activities:
Capital expenditures	(320.6)	(195.0)	(157.0)
Purchased intangibles	(30.5)	(29.9)	(26.1)
Purchases of marketable securities	(47.7)	(633.5)	(270.9)
Sales and maturities of marketable securities	260.2	618.3	86.5
Other	4.3	6.1	11.6
Net cash used in investing activities	(134.3)	(234.0)	(355.9)
Cash flows from financing activities:
Repurchase of common stock - payroll tax withholdings on equity awards	(42.9)	(44.4)	(36.3)
Repurchase of common stock - stock repurchase program	(114.5)	(830.2)	(77.3)
Dividends paid	(320.1)	(432.6)	(439.1)
Net proceeds from exercise of stock options	—	—	1.1
Proceeds from employee stock purchase plan	32.8	33.1	32.6
Proceeds from issuance of long-term debt, net	1,979.9	—	—
Debt financing costs	(6.0)	—	—
Payments of debt	(500.0)	—	(300.0)
Net cash provided by (used in) financing activities	1,029.2	(1,274.1)	(819.0)
Net increase (decrease) in cash and cash equivalents	1,444.8	(207.3)	649.8
Cash and cash equivalents at beginning of period	1,161.3	1,368.6	718.8
Cash and cash equivalents at end of period	$2,606.1	$1,161.3	$1,368.6
Supplemental cash flow disclosures:
Income taxes paid	$140.3	$147.1	$181.2
Interest paid	$25.9	$25.4	$28.3
Incentives paid in common stock	$16.6	$—	$1.2
Non-cash investing in purchased intangibles, accrued but not paid	$—	$77.0	$5.0
Non-cash investing in capital expenditures, accrued but not paid	$45.9	$34.5	$34.7

See accompanying Notes to Consolidated Financial Statements.

SKYWORKS SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Shares of common stock	Par value of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance as of September 29, 2023	159.5	$39.9	$172.4	$5,876.0	$(5.6)	$6,082.7
Net income	—	—	—	596.0	—	596.0
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.2	0.3	(1.6)	—	—	(1.3)
Share-based compensation	—	—	175.8	—	—	175.8
Repurchase of common stock	(0.8)	(0.2)	(77.2)	—	—	(77.4)
Dividends declared	—	—	—	(439.1)	—	(439.1)
Balance as of September 27, 2024	159.9	$40.0	$269.4	$6,032.9	$(5.6)	$6,336.7
Net income	—	$—	$—	$477.1	$—	$477.1
Exercise and settlement of share-based awards, net of shares withheld for taxes	1.5	0.4	(11.7)	—	—	(11.3)
Share-based compensation	—	—	224.3	—	—	224.3
Repurchase of common stock	(12.7)	(3.2)	(413.9)	(420.5)	—	(837.6)
Dividends declared	—	—	—	(432.6)	—	(432.6)
Other comprehensive income	—	—	—	—	0.5	0.5
Balance as of October 3, 2025	148.7	$37.2	$68.1	$5,656.9	$(5.1)	$5,757.1
Net income	—	$—	$—	$172.1	$—	$172.1
Exercise and settlement of share-based awards, net of shares withheld for taxes	2.0	0.5	5.9	—	—	6.4
Share-based compensation	—	—	208.5	—	—	208.5
Repurchase of common stock	(1.6)	(0.4)	(106.7)	—	—	(107.1)
Dividends declared	—	—	—	(320.1)	—	(320.1)
Other comprehensive loss	—	—	—	—	(1.2)	(1.2)
Balance as of October 2, 2026	149.1	$37.3	$175.8	$5,508.9	$(6.3)	$5,715.7

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Skyworks Solutions, Inc., together with its consolidated subsidiaries (“Skyworks” or the “Company”), is a U.S.-based global leader in high-performance radio frequency (“RF”), power management, and analog and mixed-signal semiconductor products and solutions, serving mobile and a broad range of diversified markets, including physical AI and connected edge, defense and aerospace, data center and networking, and automotive.

2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
All Skyworks subsidiaries are included in the Company’s consolidated financial statements and all intercompany balances are eliminated in consolidation.

Fiscal Year
The Company’s fiscal year ends on the Friday closest to September 30. The fiscal year ended on October 2, 2026 (“fiscal 2026”) consisted of 52 weeks. The fiscal year ended on October 3, 2025 (“fiscal 2025”) consisted of 53 weeks. The fiscal year ended on September 27, 2024 (“fiscal 2024”) consisted of 52 weeks.

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

Cash and Cash Equivalents
The Company invests excess cash in money market funds, municipal bonds, U.S. Treasury and government securities, and corporate bonds and notes. The Company considers highly liquid investments as cash equivalents including money market funds and investments with maturities of ninety days or less when purchased.

Investments
The Company classifies its investment in marketable debt securities as “available-for-sale”. Available-for-sale securities are carried at fair value with unrealized holding gains or losses recorded in other comprehensive income, net of tax. Gains or losses are included in earnings in the period in which they are realized. The cost of securities sold is determined based on the specific identification method. The cost of available-for-sale debt securities is adjusted for premiums and discounts, with the amortization or accretion of such amounts included as a portion of interest. Available-for-sale debt securities with an original maturity date greater than three months and less than one year are classified as current investments. Available-for-sale debt securities with an original maturity date exceeding one year are classified as long-term.

Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. Applicable accounting guidance provides a hierarchy for inputs used in measuring fair value that prioritize the use of observable inputs over the use of unobservable inputs, when such observable inputs are available. The three levels of inputs that may be used to measure fair value are as follows:

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

Inventory
Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Reserves for excess and obsolete inventory are established on a quarterly basis and are based on a detailed analysis of aged material, salability of the Company’s inventory, market conditions, and product life cycles. Once reserves are established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory.

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

Spare Parts
The Company maintains spare parts that are held for use in the repair and maintenance of long-lived assets. Spare parts that are not consumed in the ordinary course of production are not classified as inventory and are recorded within other current assets on the Consolidated Balance Sheets.

Spare parts are initially recorded at cost and are expensed as repairs and maintenance when placed into service. The Company periodically reviews the balance for excess quantities, physical deterioration, technological obsolescence, or changes in expected usage. The carrying value of the spare parts are evaluated for recoverability, and any excess carrying value above estimated recoverable value is recognized as expense in the period identified.

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

Valuation of Long-Lived Assets
Definite-lived intangible assets are carried at cost less accumulated amortization. Amortization is calculated based on the pattern of benefit to be recognized from the underlying asset over its estimated useful life. Carrying values for long-lived assets and definite-lived intangible assets are reviewed for possible impairment as circumstances warrant. Factors considered important that could result in an impairment review include significant underperformance relative to expected, historical or projected future operating results, significant changes in the manner of use of assets or the Company’s business strategy, or significant negative industry or economic trends. In addition, impairment reviews are conducted at the judgment of management whenever asset values are deemed to be unrecoverable relative to future undiscounted cash flows expected to be generated by that particular asset group. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset group and its eventual disposition. Such estimates require management to exercise judgment and make assumptions regarding factors such as future revenue streams, operating expenditures, cost allocation and asset utilization levels, all of which collectively impact future operating performance. The Company’s estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to its business model, or changes in its operating performance. If the sum of the undiscounted cash flows is less than the carrying value of an asset group, the Company would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset group. Assets identified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. Upon classification as held for sale, the Company ceases recording depreciation and amortization on those assets. Impairment, if any, is recognized for the excess of the carrying amount over fair value less costs to sell.

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

Revenue Recognition
The Company derives its revenue primarily from the sale of semiconductor products under individual customer purchase orders, some of which have underlying master sales agreements that specify terms governing the product sales. In the absence of a sales agreement, the Company’s standard terms and conditions apply. Revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company applies a five-step approach as defined in Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers (Topic 606), in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the corresponding performance obligation is satisfied.

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

Share-Based Compensation
The Company recognizes compensation expense for all share-based payment awards made to employees and directors including non-qualified employee stock options, share awards and units, employee stock purchase plan, and other special share-based awards based on estimated fair values. The determination of fair value of restricted and certain performance stock awards and units is based on the value of the Company’s stock on the date of grant with performance awards and units adjusted for the actual outcome of the underlying performance condition. For more complex performance awards including units with market-based performance conditions, the Company employs a Monte Carlo simulation valuation method to calculate the fair value of the awards based on the most likely outcome. Under the Monte Carlo simulation, a number of variables and assumptions are used including, but not limited to: the expected stock price volatility over the term of the award, a correlation coefficient, the risk-free rate, and dividend yield.

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

Restructuring
A liability for post-employment benefits is recorded when payment is probable and the amount is reasonably estimable. Contract exit costs include contract termination fees and are recognized in the period in which the Company terminates the contract. Costs associated with facility consolidation and closure are recorded to cost of goods sold at the estimated cost of settlement when the liability has been incurred.

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

Earnings Per Share
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the potentially dilutive incremental shares issuable upon the assumed exercise of stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the stock purchase plan using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the conditions have been satisfied, assuming the end of the reporting period was the end of the contingency period.

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

In August 2022, the U.S. government enacted the CHIPS and Science Act, which provides funding for manufacturing grants and research investments and established an investment tax credit for certain qualified investments in U.S. semiconductor manufacturing facilities. The credit rate applicable to qualified investments increased from 25% to 35% for qualified property placed in service after December 31, 2025. The impact to the Company’s consolidated financial statements related to the CHIPS and Science Act was not material during fiscal 2026, fiscal 2025, or fiscal 2024.

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on either a prospective or retrospective basis, with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis during fiscal 2026. Refer to Note 8 of this Annual Report on Form 10-K for additional information.

Recently Issued Accounting Pronouncements
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

3.    MARKETABLE SECURITIES

The Company’s portfolio of available-for-sale marketable securities consists of the following (in millions):

	Current		Noncurrent
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
U.S. Treasury and government securities	$—	$112.4	$—	$14.2
Corporate bonds and notes	—	100.5	—	—
Total marketable securities	$—	$212.9	$—	$14.2

There were no available-for-sale marketable securities as of October 2, 2026. Neither gross unrealized gains and losses nor realized gains and losses were material as of October 2, 2026, or October 3, 2025.

4.    FAIR VALUE

Assets and Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The Company measures certain assets and liabilities at fair value on a recurring basis such as its financial instruments. There have been no transfers between Level 1, 2, or 3 assets or liabilities during fiscal 2026.

Assets and liabilities recorded at fair value on a recurring basis consisted of the following (in millions):

	As of
	October 2, 2026				October 3, 2025
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents (1)	$2,606.1	$2,606.1	$—	$—	$1,161.3	$1,120.3	$41.0	$—
U.S. Treasury and government securities	—	—	—	—	126.6	109.1	17.5	—
Corporate bonds and notes	—	—	—	—	100.5	—	100.5	—
Non-qualified deferred compensation	0.7	0.7	—	—	—	—	—	—
Total assets at fair value	$2,606.8	$2,606.8	$—	$—	$1,388.4	$1,229.4	$159.0	$—
(1) Cash equivalents included in Level 1 consist of money market funds purchased with ninety days or less until maturity.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets and liabilities, such as goodwill, intangible assets, and other long-lived assets resulting from business combinations, are measured at fair value using income approach valuation methodologies at the date of acquisition and are subsequently re-measured if there are indicators of impairment. During fiscal 2026, the Company recorded impairment charges of $66.2 million primarily related to excess supplies of $37.7 million in other current assets, certain assets held for sale of $25.7 million, and the abandonment or delay of previously capitalized in-process research and development (“IPR&D”) projects of $2.8 million, recorded within restructuring, impairment, and other charges. There were no indicators of impairment identified during fiscal 2025. During fiscal 2024, the Company recorded impairment charges of $147.9 million primarily related to the abandonment or delay of previously capitalized IPR&D projects recorded within restructuring, impairment, and other charges.

Fair Value of Debt
The Company’s debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are based on Level 2 inputs as the fair value is based on quoted prices for the Company’s debt and comparable instruments in inactive markets.

The carrying amount and estimated fair value of debt consists of the following (in millions):

	As of
	October 2, 2026		October 3, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
1.80% Senior Notes due 2026	$—	$—	$499.4	$491.1
5.00% Senior Notes due 2028	794.2	790.6	—	—
3.00% Senior Notes due 2031	497.0	438.5	496.4	453.4
5.75% Senior Notes due 2032	594.7	583.8	—	—
6.25% Senior Notes due 2036	586.9	572.3	—	—
Total debt under Senior Notes	$2,472.8	$2,385.2	$995.8	$944.5

5.    INVENTORY

Inventory consists of the following (in millions):

	As of
	October 2, 2026	October 3, 2025
Raw materials	$60.8	$44.8
Work-in-process	691.5	540.6
Finished goods	317.7	169.3
Total inventory	$1,070.0	$754.7

6.    PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following (in millions):

	As of
	October 2, 2026	October 3, 2025
Land and improvements	$11.9	$11.9
Buildings and improvements	677.8	649.0
Furniture and fixtures	98.1	95.6
Machinery and equipment	3,303.6	3,463.4
Construction in progress	164.4	86.7
Total property, plant, and equipment, gross	4,255.8	4,306.6
Accumulated depreciation	(3,058.2)	(3,112.0)
Total property, plant, and equipment, net	$1,197.6	$1,194.6

7.    GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance was $2,176.7 million as of each of October 2, 2026, and October 3, 2025. In fiscal 2026, the Company performed an impairment test of its goodwill and its indefinite-lived intangible assets as of the first day of the fourth fiscal quarter in accordance with its regularly scheduled testing. The results of these tests indicated that the Company’s goodwill was not impaired. Refer to Note 4 of this Annual Report on Form 10-K for a discussion of IPR&D impairments of $2.8 million and $146.7 million in fiscal 2026 and fiscal 2024, respectively. There were no indicators of IPR&D impairment noted in fiscal 2025.

Intangible assets consist of the following (in millions):

		As of
	Weighted Average Amortization Period (Years)	October 2, 2026			October 3, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and other	6.4	$1,396.5	$(819.3)	$577.2	$1,396.5	$(678.5)	$718.0
Technology licenses	3.2	107.5	(51.0)	56.5	167.0	(78.8)	88.2
In-process research and development		—	—	—	2.8	—	2.8
Total intangible assets		$1,504.0	$(870.3)	$633.7	$1,566.3	$(757.3)	$809.0

Fully amortized intangible assets are eliminated from both the gross and accumulated amortization amounts in the first quarter of each fiscal year. There were no transfers of IPR&D assets to definite-lived intangible assets in fiscal 2026. During fiscal 2025, $32.6 million of IPR&D assets were transferred to definite-lived intangible assets and are being amortized over their useful lives of eight years. During fiscal 2024, $89.1 million of IPR&D assets were transferred to definite-lived intangible assets, of which $33.4 million is being amortized over their useful lives of twelve years and $55.7 million is being amortized over their useful lives of eight years. Amortization expense related to definite-lived intangible assets was $173.4 million, $184.3 million, and $186.5 million during fiscal 2026, fiscal 2025, and fiscal 2024, respectively, primarily recorded within cost of goods sold.

Annual amortization expense for the next five fiscal years related to definite-lived intangible assets is expected to be as follows (in millions):

	2027	2028	2029	2030	2031	Thereafter
Amortization expense	$159.7	$124.7	$91.1	$83.2	$66.3	$108.7

8.    INCOME TAXES

Income before income taxes consists of the following components (in millions):

	Fiscal Years Ended
	October 2, 2026	October 3, 2025	September 27, 2024
United States	$(248.4)	$133.5	$1.9
Foreign	462.1	393.2	634.5
Income before income taxes	$213.7	$526.7	$636.4

The provision for income taxes consists of the following components (in millions):

	Fiscal Years Ended
	October 2, 2026	October 3, 2025	September 27, 2024
Current tax expense:
Federal	$30.2	$45.3	$79.0
State	0.1	0.1	0.2
Foreign	101.3	59.5	60.8
	131.6	104.9	140.0
Deferred tax expense (benefit):
Federal	(74.1)	(80.8)	(120.5)
State	(0.2)	—	(0.5)
Foreign	(15.7)	25.5	21.4
	(90.0)	(55.3)	(99.6)

Provision for income taxes	$41.6	$49.6	$40.4

The actual income tax expense is different than that which would have been computed by applying the federal statutory tax rate to income before income taxes. A reconciliation of income tax expense as computed at the United States federal statutory income tax rate to the provision for income tax expense, pursuant to the disclosure requirements of ASU 2023-09, is as follows (in millions, except percentages):

	Fiscal Year Ended
	October 2, 2026
	Amount	Percent
Tax expense at United States statutory rate	$44.9	21.0%
State and local income tax, net of federal (1)	(0.1)	(0.1)
Foreign tax effects:
Singapore
Foreign tax rate difference	(19.7)	(9.2)
Withholding tax	12.4	5.8
Mexico
Foreign tax rate difference	7.2	3.4
Prior adjustment	(5.5)	(2.6)
Other adjustments	1.4	0.7
Japan
Local and other taxes	9.7	4.6
Return to provision	2.8	1.3
Other adjustments	(6.1)	(2.8)
Other foreign jurisdictions	(1.3)	(0.6)
Effect of cross-border tax laws:
Global intangible low-taxed income	12.8	6.0
Foreign-derived intangible income	(19.4)	(9.1)
Other	0.7	0.3
Tax credits:
R&D	(34.5)	(16.1)
Foreign tax credit	(12.5)	(5.8)
Changes in valuation allowances	0.5	0.2
Nontaxable or non-deductible items:
Stock-based compensation	18.4	8.6
162(m) compensation	6.7	3.1
Transaction cost	15.7	7.3
Other	0.6	0.3
Changes in unrecognized tax benefits	21.9	10.2
Other adjustments	(15.0)	(7.0)
Provision for income taxes	$41.6	19.5%
(1) Primarily consisting of taxes attributable to California, Florida, and Texas.

	Fiscal Years Ended
	October 3, 2025	September 27, 2024
Tax expense at United States statutory rate	$110.6	$133.6
Foreign tax rate difference	(22.0)	(84.7)
Effect of stock compensation	10.2	11.3
Research and development credits	(44.5)	(28.7)
Change in tax reserve	(1.4)	11.1
Global Intangible Low-Taxed Income	4.0	18.1
Foreign Derived Intangible Income	(44.7)	(49.3)
Section 162(m) limitation	15.8	10.6
Remeasurement of concessionary tax rate	19.0	—
Other, net	2.6	18.4
Provision for income taxes	$49.6	$40.4

The following table presents cash paid for income taxes, net of refunds received, by jurisdictions, pursuant to the disclosure requirements of ASU 2023-09 (in millions):

Fiscal Year Ended
October 2, 2026
Federal	$56.3
State and local	0.2
Foreign
Singapore	46.4
Mexico	23.7
Japan	12.5
Other foreign jurisdiction	1.2
Total	$140.3

The Company does not have any outstanding repatriation tax within the Consolidated Balance Sheets as of October 2, 2026. The Company had accrued $56.3 million of the deemed repatriation tax in short-term liabilities within the Consolidated Balance Sheets as of October 3, 2025.

The Company operates under a tax holiday in Singapore, which is effective through September 30, 2030. The current tax holiday is conditioned upon the Company’s compliance with certain conditions, including employment and investment thresholds in Singapore. The impact of the tax holiday decreased Singapore taxes owed by $6.6 million, $6.6 million, and $67.7 million during fiscal 2026, fiscal 2025, and fiscal 2024, respectively, which resulted in tax benefits of $0.04, $0.04, and $0.42 of diluted earnings per share, respectively.

Deferred income tax assets and liabilities consist of the tax effects of temporary differences related to the following (in millions):

	As of
	October 2, 2026	October 3, 2025
Deferred tax assets:
Inventory	$37.2	$24.4
Accrued compensation and benefits	20.3	18.6
Product returns, allowances, and warranty	16.7	5.1
Share-based compensation	32.3	32.4
Net operating loss carry forwards	6.2	6.4
Tax credits	198.1	179.6
Lease liabilities	40.5	48.9
R&D capitalization	316.7	257.6
Intangible assets	35.6	43.6
Other, net	9.2	15.8
Deferred tax assets	712.8	632.4
Less valuation allowance	(204.3)	(186.8)
Net deferred tax assets	508.5	445.6
Deferred tax liabilities:
Property, plant, and equipment	(28.8)	(48.0)
Right of use assets	(41.6)	(50.1)
Net deferred tax liabilities	(70.4)	(98.1)
Total net deferred tax assets	$438.1	$347.5

The deferred tax assets and liabilities based on tax jurisdictions are presented on the Consolidated Balance Sheets as follows (in millions):

	As of
	October 2, 2026	October 3, 2025
Deferred tax assets	$468.9	$375.6
Deferred tax liabilities	(30.8)	(28.1)
Net deferred tax assets	$438.1	$347.5

In accordance with GAAP, management has determined that it is more likely than not that a portion of the Company’s historic and current year income tax benefits will not be realized. As of October 2, 2026, the Company has a valuation allowance of $204.3 million. This valuation allowance is comprised of $189.1 million related to United States federal and state tax attributes and $15.2 million related to foreign deferred tax assets. The United States tax credits relate primarily to California research tax credits that can be carried forward indefinitely, for which the Company has provided a full valuation allowance. The Company does not anticipate sufficient taxable income or tax liability to utilize the United States and foreign credits. If these benefits are recognized in a future period, the valuation allowance on deferred tax assets will be reversed and up to a $204.3 million income tax benefit may be recognized. The Company believes that future reversals of taxable temporary differences, and its forecast of continued earnings in its domestic and foreign jurisdictions, support its decision to not record a full valuation allowance on other deferred tax assets. The Company will continue to assess its valuation allowance in future periods. The net valuation allowance increased by $17.5 million in fiscal 2026 primarily related to increases in federal and state tax credit carryforwards as well as foreign tax attributes.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized Tax Benefits
Balance as of October 3, 2025	$64.2
Increases based on positions related to prior years	28.7
Decreases based on positions related to prior years	(6.3)
Increases based on positions related to current year	15.7
Decreases based on expirations of statute of limitations	(5.5)
Decreases based on settlements with taxing authorities	(13.6)
Balance as of October 2, 2026	$83.2

Of the total unrecognized tax benefits as of October 2, 2026, $65.5 million would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, due to the Company’s valuation allowance on certain tax attributes.

The Company recognized interest and penalties related to unrecognized tax benefits within income taxes in the accompanying Consolidated Statements of Operations. During fiscal 2026, fiscal 2025, and fiscal 2024, the Company recognized $11.2 million, $2.5 million, and $5.5 million, respectively, of interest or penalties related to unrecognized tax benefits. Accrued interest and penalties of $13.9 million and $9.9 million related to uncertain tax positions have been included in long-term tax liabilities within the Consolidated Balance Sheets as of October 2, 2026, and October 3, 2025, respectively.

The Company is currently under examination by the Internal Revenue Service for fiscal 2024 and by the California Franchise Tax Board for fiscal 2022 and fiscal 2023. The Company is in the early stages of evaluating the scope and potential impact of these examinations.

The Company’s major tax jurisdictions as of October 2, 2026 are the United States, California, Mexico, Japan, and Singapore. For the United States, the Company has open tax years dating back to fiscal 2023. For California, the Company has open tax years dating back to fiscal 2008. For Mexico, the Company has open tax years dating back to fiscal 2019. For Japan, the Company has open tax years dating back to fiscal 2019. For Singapore, the Company has open tax years dating back to fiscal 2021. The Company is subject to audit examinations by the respective taxing authorities on a periodic basis, of which the results could impact its financial position, results of operations, or cash flows.

In August 2022, the U.S. government enacted the Inflation Reduction Act, which imposes a corporate alternative minimum tax (“CAMT”) of 15% on corporations with three-year average annual adjusted financial statement income exceeding $1.0 billion. The Company was subject to the provisions of CAMT at the beginning of fiscal 2024. CAMT did not have an impact on the Company’s consolidated financial statements during fiscal 2026, fiscal 2025, and fiscal 2024.

In December 2021, the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) released Global Anti-Base Erosion (“GloBE”) rules under Pillar Two. Many countries have implemented laws based on Pillar Two, which was effective for the Company beginning in fiscal 2025. In January 2026, the OECD Inclusive Framework on BEPS released significant administrative guidance including the side-by-side safe harbor package that will apply to U.S. multinational enterprise groups. Pillar Two did not have a material impact on the Company’s consolidated financial statements during fiscal 2026 and fiscal 2025. The Company continues to evaluate the impact of proposed and enacted legislative changes as new guidance becomes available.

In July 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA contains numerous provisions, including the permanent extension or restoration of certain expiring corporate income tax provisions, originally introduced by the Tax Cuts and Jobs Act of 2017, and incremental modifications to the international tax framework. The OBBBA did not have a material impact on the Company’s consolidated estimated annualized effective tax rate during fiscal 2026.

9.    STOCKHOLDERS’ EQUITY

Common Stock
As of October 2, 2026, the Company is authorized to issue 525.0 million shares of common stock, par value $0.25 per share, of which 149.1 million shares are issued and outstanding.

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

Preferred Stock
The Company’s Certificate of Incorporation has authorized and permits the Company to issue up to 25.0 million shares of preferred stock without par value in one or more series and with rights and preferences that may be fixed or designated by the Company’s Board of Directors without any further action by the Company’s stockholders. The designation, powers, preferences, rights and qualifications, limitations, and restrictions of the preferred stock of each series will be fixed by the certificate of designation relating to such series, which will specify the terms of the preferred stock. As of October 2, 2026, the Company had no shares of preferred stock issued or outstanding.

Stock Repurchase and Retirement
On July 27, 2026, the Board of Directors approved a new stock repurchase program (“July 2026 stock repurchase program”), pursuant to which the Company is authorized to repurchase up to $2.0 billion of its common stock from time to time through January 31, 2029, on the open market or in privately negotiated transactions, in compliance with applicable securities laws and other legal requirements. The July 2026 stock repurchase program succeeds in its entirety the stock repurchase program approved by the Board of Directors on February 4, 2025 (“February 2025 stock repurchase program”), which was terminated as of July 27, 2026. The timing and amount of any shares of the Company’s common stock that are repurchased under the July 2026 stock repurchase program will be determined by the Company’s management based on its evaluation of market conditions, stock price, legal and regulatory requirements, alternative available opportunities, and other factors. The July 2026 stock repurchase program may be suspended or discontinued at any time. The Company currently expects to fund the July 2026 stock repurchase program using the Company’s working capital.

During fiscal 2026, the Company repurchased 1.6 million shares of its common stock for $107.1 million (including commissions and excise tax, as applicable) under the July 2026 stock repurchase plan. As of October 2, 2026, approximately $1.9 billion remained available under the July 2026 stock repurchase program.

During fiscal 2025, the Company repurchased 12.7 million shares of its common stock for $837.6 million (including commissions and excise tax, as applicable) under the February 2025 stock repurchase plan. During fiscal 2024, the Company repurchased 0.8 million shares of its common stock for $77.4 million (including commissions and excise tax, as applicable) under the January 2023 stock repurchase plan.

Dividends
On July 28, 2026, the Company announced that the Board of Directors had decided not to declare quarterly cash dividends on the Company’s common stock going forward. Any future dividends are subject to declaration by the Board of Directors.

Dividends charged to retained earnings were as follows (in millions, except per share data):

	Fiscal Years Ended
	October 2, 2026		October 3, 2025
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.71	$106.4	$0.70	$112.5
Second quarter	0.71	106.8	0.70	110.6
Third quarter	0.71	106.9	0.70	103.9
Fourth quarter	—	—	0.71	105.6
Total dividends	$2.13	$320.1	$2.81	$432.6

Employee Stock Benefit Plans
As of October 2, 2026, the Company has the following equity compensation plans under which its equity securities were authorized for issuance to its employees and/or directors:

•the 2002 Employee Stock Purchase Plan, as Amended
•the Non-Qualified Employee Stock Purchase Plan, as Amended
•the Third Amended and Restated 2008 Director Long-Term Incentive Plan
•the Second Amended and Restated 2015 Long-Term Incentive Plan
•the 2026 Long-Term Incentive Plan

Except for the Non-Qualified Employee Stock Purchase Plan, as Amended, each of the foregoing equity compensation plans was approved by the Company’s stockholders.

As of October 2, 2026, a total of 53.4 million shares are authorized for grant under the Company’s share-based compensation plans. The number of common shares reserved for future awards to employees and directors under these plans was 14.2 million as of October 2, 2026. The Company currently grants new equity awards to employees under the 2026 Long-Term Incentive Plan (the “2026 Plan”) and to non-employee directors under the Third Amended and Restated 2008 Director Long-Term Incentive Plan.

2026 Long-Term Incentive Plan. Under this plan, officers, employees, and certain consultants may be granted stock options, restricted stock units, performance stock units, and other share-based awards. The plan has been approved by the stockholders. Under the plan, up to 8.0 million shares have been authorized for grant, along with up to 8.8 million shares representing (x) the number of shares that remained in the pool of shares under the 2015 Plan (as defined below) as of May 13, 2026, the effective date of the 2026 Plan, plus (y) the number of shares subject to awards granted under the 2015 Plan that were outstanding as of May 13, 2026 which expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by us pursuant to a contractual repurchase right after May 13, 2026. A total of 12.4 million shares were available for new grants as of October 2, 2026. The maximum contractual term of options under the plan is ten years from the date of grant. Options granted under the plan at the determination of the compensation committee generally vest ratably over four years. Restricted stock units granted under the plan at the determination of the compensation committee generally vest over four or more years. No dividends or dividend equivalents are accumulated or paid with respect to restricted stock unit awards or other awards until the shares underlying such awards vest and are issued to the award holder. Performance stock units are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over one or more years.

Second Amended and Restated 2015 Long-Term Incentive Plan (“2015 Plan”). Under this plan, officers, employees, and certain consultants could be granted stock options, restricted stock units, performance stock units, and other share-based awards. Following the effectiveness of the 2026 Plan, no new grants are authorized to be made under the 2015 Plan. The maximum contractual term of options under the plan is seven years from the date of grant. Options granted under the plan at the determination of the compensation committee generally vest ratably over four years. Restricted stock units granted under the plan at the determination of the compensation committee generally vest over three or more years. No dividends or dividend equivalents are accumulated or paid with respect to restricted stock unit awards or other awards until the shares underlying such awards vest and are issued to the award holder. Performance stock units are contingently granted depending on the achievement of certain predetermined performance goals and generally vest over one or more years.

Third Amended and Restated 2008 Director Long-Term Incentive Plan. Under this plan, non-employee directors may be granted stock options, restricted stock units, and other share-based awards. The plan has been approved by the stockholders. Under the plan, a total of 1.5 million shares have been authorized for grant. A total of 0.4 million shares were available for new grants as of October 2, 2026. The maximum contractual term of options granted under the plan is ten years from the date of grant. Options granted under the plan generally vest ratably over four years. Restricted stock units granted under the plan generally vest over one or more years.

Employee Stock Purchase Plans. The Company maintains a domestic and an international employee stock purchase plan. Under these plans, eligible employees may purchase common stock through payroll deductions of up to 15% of their compensation. The price per share is the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period (six months). The plans provide for purchases by employees of up to an aggregate of 13.5 million shares. Shares of common stock purchased under these plans during fiscal 2026, fiscal 2025, and fiscal 2024, were 0.7 million, 0.5 million, and 0.4 million, respectively. As of October 2, 2026, there were 1.4 million shares available for purchase. The Company recognized compensation expense of $11.8 million, $11.6 million, and $10.1 million during fiscal 2026, fiscal 2025, and fiscal 2024, respectively, related to the employee stock purchase plan. The unrecognized compensation expense on the employee stock purchase plan as of October 2, 2026, was $5.1 million. The weighted average period over which the cost is expected to be recognized is approximately four months.

Restricted and Performance Awards and Units
The following table represents a summary of the Company’s restricted and performance awards and units:

	Shares (in millions)	Weighted Average Grant Date Fair Value
Non-vested awards outstanding as of October 3, 2025	5.5	$86.36
Granted (1)	3.9	$69.65
Vested	(2.0)	$88.69
Canceled/forfeited	(1.0)	$84.06
Non-vested awards outstanding as of October 2, 2026	6.4	$75.50
(1) Includes performance stock awards granted and earned assuming target performance under the underlying performance metrics.

The weighted-average grant date fair value per share for awards granted during fiscal 2026, fiscal 2025, and fiscal 2024, was $69.65, $82.23, and $92.24, respectively.

The following table summarizes the total intrinsic value for awards vested (in millions):

	Fiscal Years Ended
	October 2, 2026	October 3, 2025	September 27, 2024
Awards	$140.8	$128.1	$111.8

Valuation and Expense Information
The following table summarizes pre-tax share-based compensation expense by financial statement line item and related tax expense (in millions):

	Fiscal Years Ended
	October 2, 2026	October 3, 2025	September 27, 2024
Cost of goods sold	$37.2	$29.5	$32.0
Research and development	129.7	126.9	85.5
Selling, general, and administrative	51.5	63.5	62.8
Restructuring, impairment, and other charges	—	12.5	—
Total share-based compensation	$218.4	$232.4	$180.3

Share-based compensation tax expense	$10.1	$5.6	$18.9
Capitalized share-based compensation expense at period end	$20.2	$21.7	$10.1

The following table summarizes total compensation costs related to unvested share-based awards not yet recognized and the weighted-average period over which it is expected to be recognized as of October 2, 2026:

	Unrecognized Compensation Cost for Unvested Awards (in millions)	Weighted Average Remaining Recognition Period (in years)
Awards	$269.2	3.3

The fair value of the restricted stock units is equal to the closing market price of the Company’s common stock on the date of grant.

The Company issued performance stock unit awards during fiscal 2026, fiscal 2025, and fiscal 2024 that contained market-based conditions. The fair value of these performance stock unit awards was estimated on the date of the grant using a Monte Carlo simulation with the following weighted-average assumptions:

	Fiscal Years Ended
	October 2, 2026	October 3, 2025	September 27, 2024
Volatility of common stock	41.14%	38.76%	37.36%
Average volatility of peer companies	29.89%	30.70%	30.95%
Average correlation coefficient of peer companies	0.43	0.52	0.54
Risk-free interest rate	3.53%	4.14%	4.61%
Dividend yield	4.12%	3.51%	3.04%

10.    LEASES

The Company’s lease arrangements consist primarily of corporate, manufacturing, design, and other facility agreements as well as various machinery and office equipment agreements. The leases expire at various dates through 2061, some of which include options to extend the lease term. The longest potential remaining lease term consists of a 35 year land lease in Osaka, Japan.

During fiscal 2026, fiscal 2025, and fiscal 2024, the Company recorded $40.7 million, $39.5 million, and $35.5 million of operating lease expense, and $12.3 million, $15.2 million, and $20.6 million of variable lease expense, respectively.

Supplemental cash information and non-cash activities related to operating leases are as follows (in millions):

	Fiscal Years Ended
	October 2, 2026	October 3, 2025	September 27, 2024
Operating cash outflows from operating leases	$39.9	$38.3	$35.4
Operating lease assets obtained in exchange for new lease liabilities	$7.0	$31.3	$16.2

Operating leases are classified as follows (in millions):

	As of
	October 2, 2026	October 3, 2025
Other current liabilities	$37.0	$36.8
Long-term operating lease liabilities	141.4	170.5
Total lease liabilities	$178.4	$207.3

Maturities of lease liabilities under operating leases by fiscal year are as follows (in millions):

As of
October 2, 2026
2027	$37.7
2028	35.7
2029	32.8
2030	21.7
2031	14.6
Thereafter	72.5
Total lease payments	215.0
Less: imputed interest	(36.6)
Present value of lease liabilities	178.4
Less: current portion (included in other current liabilities)	(37.0)
Long-term operating lease liabilities	$141.4

Weighted-average remaining lease term and discount rate related to operating leases are as follows:

	As of
	October 2, 2026	October 3, 2025
Weighted-average remaining lease term (in years)	10.3	10.6
Weighted-average discount rate	4.0%	4.0%

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

On March 4, 2025, the Company and certain former officers were named in a putative class action lawsuit filed in the United States District Court for the Central District of California (the “Court”). The complaint, as amended, alleges violations of federal securities laws arising out of alleged misstatements or omissions by the Company during the alleged class period and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. On May 6, 2026, the Court denied the Company’s motion to dismiss the amended complaint. In addition to the aforementioned putative class action lawsuit, in April 2025, the Company and certain of its directors and former officers were named in three derivative action lawsuits filed in the Court. Each of the derivative actions was brought on behalf of the Company by a putative stockholder alleging, among other things, breaches of fiduciary duties and violations of federal securities laws. The complaints seek, among other things, damages and attorneys’ fees and costs. While the Company is unable to determine the ultimate outcome of these suits, the Company believes it has substantial defenses and intends to vigorously oppose the suits.

On June 20, 2025, Denso Corporation filed patent infringement litigation against the Company in the U.S. (United States District Court for the Central District of California) and on June 20, 2025 and October 31, 2025, Denso Corporation filed patent infringement litigation against the Company in Japan (Civil Division of the Osaka District Court). Denso alleged that the Company had and was willfully infringing Denso’s U.S. patent (7,758,979) and Japanese patents (JP5190841 and JP5966199), each relating to piezoelectric thin film. During fiscal 2026, the Company settled the Denso Corporation litigation and recorded an immaterial charge to the Company’s financial statements.

In addition to the above matter, the Company is engaged in various legal actions in the normal course of business and, while there can be no assurances, the Company believes the outcome of such pending legal actions will not have, individually or in the aggregate, a material adverse effect on its business or financial statements. The Company’s aggregate accrual for legal contingencies was not material as of October 2, 2026 and October 3, 2025.

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

The Company maintains certain minimum purchase commitments under long-term capacity reservation agreements primarily with foundries for the purchase of wafers. Under these agreements, the Company has agreed to pay a combination of refundable deposits and prepayments to the suppliers in exchange for reserved manufacturing production capacity over the term of the agreements. As of October 2, 2026, deposits and prepayments under the long-term capacity reservation agreements were $68.5 million, with $37.7 million recorded within other current assets and $30.8 million recorded within other long-term assets. As of October 3, 2025, deposits and prepayments under the long-term capacity reservation agreements were $26.4 million, with $7.7 million recorded within other current assets and $18.7 million recorded within other long-term assets.

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

13.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share amounts):

	Fiscal Years Ended
	October 2, 2026	October 3, 2025	September 27, 2024
Net income	$172.1	$477.1	$596.0

Weighted average shares outstanding – basic	150.0	154.4	160.1
Dilutive effect of equity-based awards	1.0	0.7	1.4
Weighted average shares outstanding – diluted	151.0	155.1	161.5

Net income per share – basic	$1.15	$3.09	$3.72
Net income per share – diluted	$1.14	$3.08	$3.69

Anti-dilutive common stock equivalents	—	0.1	—

Basic earnings per share are calculated by dividing net income by the weighted average number of shares of the Company’s common stock outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of equity-based awards that were outstanding during fiscal 2026, fiscal 2025, and fiscal 2024, using the treasury stock method. Shares issuable upon the vesting of performance stock awards are likewise included in the calculation of diluted earnings per share as of the date the condition(s) have been satisfied, assuming the end of the reporting period was the end of the contingency period. Certain of the Company’s outstanding share-based awards, noted in the table above, were excluded because they were anti-dilutive, but they could become dilutive in the future.

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

Net revenue by geographic area is as follows (in millions):

	Fiscal Years Ended
	October 2, 2026	October 3, 2025	September 27, 2024
United States	$3,023.2	$3,157.1	$3,202.2
Taiwan	292.9	259.1	317.5
China	254.4	254.2	303.4
Europe, Middle East, and Africa	178.9	185.8	114.5
South Korea	170.8	190.1	203.9
Other Asia-Pacific	39.4	40.6	36.5
Total net revenue	$3,959.6	$4,086.9	$4,178.0

Net revenue by sales channel is as follows (in millions):

	Fiscal Years Ended
	October 2, 2026	October 3, 2025	September 27, 2024
Distributors	$3,394.0	$3,525.6	$3,622.6
Direct customers	565.6	561.3	555.4
Total net revenue	$3,959.6	$4,086.9	$4,178.0

The Company’s revenue from external customers is generated principally from the sale of semiconductor products. Accordingly, the Company considers its product offerings to be similar in nature and therefore not segregated for reporting purposes.

Property, plant, and equipment, net based on the physical locations within the indicated geographic areas are as follows (in millions):

	As of
	October 2, 2026	October 3, 2025
Japan	$459.6	$461.0
Mexico	327.7	264.0
Singapore	223.1	215.0
United States	160.2	226.8
Rest of world	27.0	27.8
Total property, plant, and equipment, net	$1,197.6	$1,194.6

Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. Trade accounts receivable are primarily derived from sales to manufacturers of communications and consumer products and electronic component distributors. The Company performs ongoing credit evaluations of customers.

During fiscal 2026, fiscal 2025, and fiscal 2024, Apple, through sales to multiple distributors and contract manufacturers for multiple applications including smartphones, tablets, desktop and notebook computers, watches, and other devices, in the aggregate accounted for 61%, 67%, and 69% of the Company’s net revenue, respectively.

The Company’s three largest accounts receivable balances comprised 75% and 82% of aggregate gross accounts receivable as of October 2, 2026 and October 3, 2025, respectively.

15.    SUPPLEMENTAL FINANCIAL INFORMATION

Other current assets consist of the following (in millions):

	As of
	October 2, 2026	October 3, 2025
Prepaid expenses	$228.0	$201.0
Assets held for sale	12.5	—
Other	273.1	149.0
Total other current assets	$513.6	$350.0

During the fourth quarter of fiscal 2026, the Company committed to a plan to sell certain property, plant and equipment associated with its Woburn, Massachusetts facility. As of October 2, 2026, the assets met the criteria to be classified as held for sale and were measured at the lower of their carrying amount or fair value less costs to sell. In connection with the classification, the Company recorded an impairment charge of approximately $25.7 million within restructuring, impairment, and other charges. The remaining carrying value of approximately $12.5 million was classified as assets held for sale in the Consolidated Balance Sheet. The Company expects to complete the sale within one year.

Other current liabilities consist of the following (in millions):

	As of
	October 2, 2026	October 3, 2025
Accrued customer liabilities	$241.9	$202.8
Accrued taxes	71.6	71.3
Short-term operating lease liabilities	37.0	36.8
Other	82.3	96.2
Total other current liabilities	$432.8	$407.1

16.    DEBT

Debt consists of the following (in millions, except percentages):

	Effective Interest Rate	As of
		October 2, 2026	October 3, 2025
1.80% Senior Notes due 2026	—%	$—	$500.0
5.00% Senior Notes due 2028	5.39%	800.0	—
3.00% Senior Notes due 2031	3.13%	500.0	500.0
5.75% Senior Notes due 2032	5.92%	600.0	—
6.25% Senior Notes due 2036	6.47%	600.0	—
Unamortized debt discount and issuance costs		(27.2)	(4.2)
Total debt		2,472.8	995.8
Less: current portion of long-term debt		—	(499.4)
Total long-term debt		$2,472.8	$496.4

Senior Notes
On August 10, 2026, the Company issued $800.0 million of its 5.00% Senior Notes due 2028 (the “2028 Notes”), $600.0 million of its 5.75% Senior Notes due 2032 (the “2032 Notes”), and $600.0 million of its 6.25% Senior Notes due 2036 (the “2036 Notes”).

On May 26, 2021, the Company issued $500.0 million of its 1.80% Senior Notes due 2026 (the “2026 Notes”) and $500.0 million of its 3.00% Senior Notes due 2031 (the “2031 Notes” and, collectively with the 2026 Notes, the 2028 Notes, the 2032 Notes, and the 2036 Notes, the “Notes”). During fiscal 2026, the Company repaid $500.0 million of the 2026 Notes at maturity.

The Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured debt, but effectively junior to any of the Company’s senior secured debt to the extent of the value of collateral securing such debt, and are structurally subordinated to all existing and future obligations of the Company’s subsidiaries. The Notes will mature on their respective maturity dates, unless earlier redeemed in accordance with their terms. Interest on the 2028 Notes and the 2036 Notes is payable on February 10 and August 10 of each year. Interest on the 2031 Notes is payable on June 1 and December 1 of each year. Interest on the 2032 Notes is payable on January 10 and July 10 of each year.

The Company may redeem all or a portion of the Notes at any time and from time to time prior to maturity, in whole or in part, for cash at the applicable redemption prices set forth in the respective supplemental indentures. If the Company undergoes a change of control repurchase event, as defined in the indentures governing the Notes (as supplemented, the “Indentures”), holders may require the Company to repurchase the Notes in whole or in part for cash at a price equal to 101% of the principal amount to be purchased, plus any accrued and unpaid interest. As of October 2, 2026, the Company considered the likelihood of acceleration related to the Notes and recorded the Notes as long-term debt. The Notes are recorded net of discount and issuance costs, which are amortized to interest expense over the respective terms of these borrowings.

The Indentures contain customary events of default, including failure to make required payments of principal and interest, certain events of bankruptcy and insolvency, and default in the performance or breach of any covenant or warranty contained in the Indentures or the Notes. As of October 2, 2026, the Company was in compliance with all debt covenants under the Notes.

Subsequent to the end of fiscal 2026, the Company assumed Qorvo’s outstanding senior unsecured notes. See Note 17 of this Annual Report on Form 10-K for additional information.

Term Credit Agreement
On May 21, 2021, the Company entered into a term credit agreement (as amended, the “Term Credit Agreement”) providing for a $1.0 billion term loan facility (the “Term Loan Facility”). On July 26, 2021, the Company borrowed $1.0 billion in aggregate principal amount of term loans (the “Term Loans”) under the Term Loan Facility to finance a portion of the purchase price for the acquisition of the Infrastructure and Automotive business of Silicon Laboratories Inc. and to pay fees and expenses incurred in connection therewith. During fiscal 2024, the Company repaid $300.0 million of outstanding borrowings under the Term Loans. The Term Credit Agreement expired on July 26, 2024.

Revolving Credit Agreement
On May 21, 2021, the Company entered into a revolving credit agreement (as amended, the “Revolving Credit Agreement”) providing for a $750.0 million revolving credit facility (the “Revolver”). The proceeds of the Revolver are available to be used for general corporate purposes and working capital needs of the Company and its subsidiaries, and was partially utilized subsequent to period-end.

The Revolver provides for revolving credit borrowings and letters of credit, with sublimits for letters of credit. The Revolver may be increased in specified circumstances by up to $250.0 million at the discretion of the lenders.

On March 6, 2023, the Company entered into a First Amendment to the Revolving Credit Agreement to replace the LIBOR-based interest rate and related LIBOR-based mechanics applicable to borrowings under the Revolving Credit Agreement with a SOFR-based interest rate and related SOFR-based mechanics. On November 18, 2025, the Company entered into a Second Amendment to the Revolving Credit Agreement (the “Second Revolving Credit Agreement Amendment”). Pursuant to the terms of the Second Revolving Credit Agreement Amendment, the parties thereto agreed to extend the maturity date of the Revolving Credit Agreement to November 18, 2030.

The Revolving Credit Agreement contains customary representations and warranties and covenants, including restrictions on the incurrence of indebtedness by non-guarantor subsidiaries and the creation of liens, and a financial covenant consisting of a limitation on leverage, defined as consolidated total indebtedness divided by consolidated earnings before interest, taxes, depreciation, and amortization for the period of four consecutive quarters not to exceed a ratio of 3.0 to 1.0. As of October 2, 2026, there were no borrowings outstanding and the Company was in compliance with all debt covenants under the Revolver.

17.    SUBSEQUENT EVENTS

Completed Combination With Qorvo
On October 5, 2026, the Company completed the acquisition of Qorvo, Inc. (“Qorvo”) pursuant to two merger transactions involving cash-and-stock consideration (the “Mergers”). Pursuant to the Agreement and Plan of Merger dated October 27, 2025 (the “Merger Agreement”), at the effective time of the transaction, each share of Qorvo common stock issued and outstanding immediately prior to the effective time, subject to certain exceptions set forth in the Merger Agreement, was converted into the right to receive 0.960 of a share of Skyworks common stock and $32.50 per share in cash, without interest and subject to applicable withholding taxes. Qorvo stockholders received approximately $2.9 billion in cash and 85.3 million shares of Skyworks common stock in the aggregate.

The Company assumed all outstanding Qorvo restricted stock unit awards and performance stock unit awards held by continuing employees. The assumed awards were converted into approximately 4.6 million Skyworks restricted stock unit awards. Outstanding awards held by Qorvo’s non-employee directors were accelerated and canceled in exchange for 0.960 of a share of Skyworks common stock and $32.50 per share in cash for each underlying Qorvo share.

The total purchase consideration for the Mergers was approximately $10.2 billion, consisting of $7.2 billion in fair value of Skyworks common stock issued to Qorvo stockholders and $2.9 billion of cash consideration, as well as amounts associated with Qorvo equity awards. The total purchase consideration, net of approximately $1.3 billion of cash acquired, was approximately $8.9 billion.

The Company funded the cash portion of the Mergers with the net proceeds from the issuance of the aforementioned 2028 Notes, 2032 Notes, and 2036 Notes, as well as cash on hand and funds from the Company’s Revolver.

The Company is currently evaluating the purchase price allocation following the consummation of the Mergers. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information for this transaction given the short period of time between the acquisition date and the issuance of these consolidated financial statements.

Transaction costs for the Mergers were $84.7 million recorded within selling, general, and administrative expense during fiscal 2026. These costs mainly consisted of professional fees and administrative costs for the Mergers and were expensed as incurred in the Consolidated Statements of Operations.

Exchange of Qorvo Senior Notes
On October 7, 2026, the Company completed its previously announced offers to exchange outstanding 4.375% Senior Notes due 2029 and 3.375% Senior Notes due 2031 issued by Qorvo for senior notes issued by the Company. In connection with the settlement of the exchange offers, the Company issued $778.1 million aggregate principal amount of 4.375% Senior Notes due 2029 and $646.8 million aggregate principal amount of 3.375% Senior Notes due 2031. The notes issued by the Company are senior unsecured obligations of the Company. Following settlement, $70.6 million aggregate principal amount of Qorvo’s 4.375% Senior Notes due 2029 and $52.9 million aggregate principal amount of Qorvo’s 3.375% Senior Notes due 2031 remained outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management’s evaluation of our disclosure controls and procedures as of October 2, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 2, 2026. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework.

Based on their assessment, management concluded that, as of October 2, 2026, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as stated within their report which appears herein.

Changes in Internal Control Over Financial Reporting
There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Director and Officer Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information under the captions “Directors and Executive Officers,” “Corporate Governance─Committees of the Board of Directors,” and “Other Matters—Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement for the 2027 Annual Meeting of Stockholders is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this item (other than the information required by Item 402(v) of Regulation S-K) is contained in our definitive proxy statement for the 2027 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is contained in our definitive proxy statement for the 2027 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is contained in our definitive proxy statement for the 2027 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is contained in our definitive proxy statement for the 2027 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)        The following are filed as part of this Annual Report on Form 10-K:

1.	Index to Financial Statements	Page number in this report
	Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)	Page 45
	Consolidated Statements of Operations for the three years ended October 2, 2026	Page 47
	Consolidated Statements of Comprehensive Income for the three years ended October 2, 2026	Page 48
	Consolidated Balance Sheets as of October 2, 2026 and October 3, 2025	Page 49
	Consolidated Statements of Cash Flows for the three years ended October 2, 2026	Page 50
	Consolidated Statements of Stockholders’ Equity for the three years ended October 2, 2026	Page 51
	Notes to Consolidated Financial Statements	Page 52 through 76

2.	The schedule listed below is filed as part of this Annual Report on Form 10-K:
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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 27, 2025, by and among Skyworks Solutions, Inc., Qorvo, Inc., Comet Acquisition Corp. and Comet Acquisition II, LLC	8-K	001-05560	2.1	10/28/2025
3.1	Restated Certificate of Incorporation, as amended	10-K	001-05560	3.1	11/7/2025
3.2	Fourth Amended and Restated By-laws	8-K	001-05560	3.1	5/12/2023
4.1	Specimen Certificate of Common Stock	S-3	333-92394	4	7/15/2002
4.2	Description of Capital Stock	10-K	001-05560	4.2	11/14/2019
4.3	Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.1	5/26/2021
4.4	Third Supplemental Indenture, dated as of May 26, 2021, by and between the Company and U.S. Bank National Association	8-K	001-05560	4.4	5/26/2021
4.5	Indenture, dated as of August 10, 2026, by and between the Company and U.S. Bank Trust Company, National Association	8-K	001-05560	4.1	8/10/2026
4.6	First Supplemental Indenture, dated as of August 10, 2026, by and between the Company and U.S. Bank Trust Company, National Association, relating to the 5.000% Senior Notes due 2028	8-K	001-05560	4.2	8/10/2026
4.7	Second Supplemental Indenture, dated as of August 10, 2026, by and between the Company and U.S. Bank Trust Company, National Association, relating to the 5.750% Senior Notes due 2032	8-K	001-05560	4.3	8/10/2026
4.8	Third Supplemental Indenture, dated as of August 10, 2026, by and between the Company and U.S. Bank Trust Company, National Association, relating to the 6.250% Senior Notes due 2036	8-K	001-05560	4.4	8/10/2026
4.9	Fourth Supplemental Indenture, dated as of October 7, 2026, by and between the Company and U.S. Bank Trust Company, National Association, relating to the 4.375% Senior Notes due 2029	8-K	001-05560	4.1	10/7/2026
4.10	Fifth Supplemental Indenture, dated as of October 7, 2026, by and between the Company and U.S. Bank Trust Company, National Association, relating to the 3.375% Senior Notes due 2031	8-K	001-05560	4.3	10/7/2026
10.1*	Skyworks Solutions, Inc. 2002 Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.2	7/31/2024
10.2*	Skyworks Solutions, Inc. Non-Qualified Employee Stock Purchase Plan, as Amended	10-Q	001-05560	10.3	7/31/2024
10.3*	Skyworks Solutions, Inc. Third Amended and Restated 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/5/2026
10.4*	Form of Nonstatutory Stock Option Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.OO	5/7/2008
10.5*	Form of Restricted Stock Unit Agreement under the Company’s 2008 Director Long-Term Incentive Plan	10-Q	001-05560	10.2	5/4/2016

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.6*	Skyworks Solutions, Inc. 2026 Long-Term Incentive Plan	S-8	333-295910	99.1	5/14/2026
10.7*	Form of Nonstatutory Stock Option Agreement under the Company’s 2026 Long-Term Incentive Plan	10-Q	001-05560	10.4	7/28/2026
10.8*	Form of Performance Share Agreement under the Company’s 2026 Long-Term Incentive Plan	10-Q	001-05560	10.3	7/28/2026
10.9*	Form of Restricted Stock Unit Agreement under the Company’s 2026 Long-Term Incentive Plan	10-Q	001-05560	10.2	7/28/2026
10.10*
Skyworks Solutions, Inc. Second Amended and Restated 2015 Long-Term Incentive Plan (incorporated by reference to Annex 1 to the Company’s Definitive Proxy Statement filed with the SEC on March 28, 2024)
		DEF 14A	001-05560		3/28/2024
10.11*	Form of Nonstatutory Stock Option Agreement under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan	10-K	001-05560	10.7	11/15/2024
10.12*	Form of Performance Share Agreement under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan	10-K	001-05560	10.8	11/15/2024
10.13*	Form of Restricted Stock Unit Agreement under the Company’s Second Amended and Restated 2015 Long-Term Incentive Plan	10-K	001-05560	10.9	11/15/2024
10.14*^	Fiscal Year 2026 Executive Incentive Plan	10-Q	001-05560	10.1	2/5/2026
10.15*	Skyworks Solutions, Inc. Cash Compensation Plan for Directors	10-Q	001-05560	10.1	5/5/2026
10.16*	Change in Control / Severance Agreement, dated February 17, 2025, between the Company and Philip Brace	10-Q	001-05560	10.3	5/7/2025
10.17	Revolving Credit Agreement, dated as of May 21, 2021, among the Company, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent	8-K	001-05560	10.2	5/26/2021
10.18	First Amendment, dated as of March 6, 2023, among the Company, the borrowing subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent, amending the Revolving Credit Agreement	8-K	001-05560	10.2	3/10/2023
10.19*	Offer Letter, dated January 27, 2025, by and between Skyworks Solutions, Inc. and Philip Brace	10-Q	001-05560	10.2	5/7/2025
10.20	Second Amendment, dated as of November 18, 2025, among the Company, the borrowing subsidiaries thereto and JPMorgan Chase Bank, N.A. as administrative agent, to the Revolving Credit Agreement	8-K	001-05560	10.1	11/24/2025
10.21*	Form of Restricted Stock Unit Agreement for Philip G. Brace’s Inducement Grant Awards	S-8	333-284984	99.1	2/14/2025
10.22*	Form of Performance Share Agreement for Philip G. Brace’s Inducement Grant Awards	S-8	333-284984	99.2	2/14/2025
10.23*	Skyworks Solutions, Inc. Severance and Change in Control Benefits Plan	8-K	001-05560	10.1	11/14/2025
10.24*	Offer Letter, dated August 13, 2025, by and between Skyworks Solutions, Inc. and Philip Carter	10-K	001-05560	10.29	11/7/2025

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
10.25*	Qorvo, Inc. Amended and Restated 2022 Stock Incentive Plan, assumed by Skyworks Solutions, Inc. in connection with the acquisition of Qorvo, Inc.	S-8	333-289584	99.1	8/13/2025
19	Skyworks Solutions, Inc. Company Policy Regarding Insider Trading and Disclosure of Material Non-Public Information	10-K/A	001-05560	19	1/24/2025
21	Subsidiaries of the Company					X
23.1	Consent of KPMG LLP					X
31.1	Certification of the Company’s Principal Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Company’s Principal Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Skyworks Solutions, Inc. Executive Compensation Recovery Policy	10-K	001-05560	97.1	11/15/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Indicates a management contract or compensatory plan or arrangement.
^ Portions of this exhibit have been omitted because such information is not material and is the type of information that the Registrant treats as private or confidential.
As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such agreements to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2026	SKYWORKS SOLUTIONS, INC.
Registrant

	By:	/s/ Philip G. Brace
Philip G. Brace
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 10, 2026.

Signature and Title	Signature and Title

/s/ Philip G. Brace	/s/ Alan S. Batey
Philip G. Brace	Alan S. Batey
President and Chief Executive Officer	Director
(Principal Executive Officer)
/s/ Robert Bruggeworth
/s/ Philip Carter	Robert Bruggeworth
Philip Carter	Director
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)	/s/ Richard Clemmer
Richard Clemmer
Director

/s/ Eric J. Guerin
Eric J. Guerin
Director

/s/ Christine King
Christine King
Director

/s/ Chris Koopmans
Chris Koopmans
Director

/s/ Suzanne E. McBride
Suzanne E. McBride
Director

/s/ David P. McGlade
David P. McGlade
Director

/s/ Robert A. Schriesheim
Robert A. Schriesheim
Director

/s/ Maryann Turcke
Maryann Turcke
Director